Form 10-K
period 2024-12-31
Dynamix Corp
filed 2025-03-20
CIK 2028699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM      TO

Dynamix Corporation

(Exact name of Registrant as specified in its Charter)

Cayman Islands	333-280719	00-0000000
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

1980 Post Oak Blvd., Suite 100

PMB 6373

Houston, TX, 77056

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (646) 792 5600

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	DYNXU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	DYNX	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, at an exercise price of $11.50 per share	DYNXW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s Units began trading on the New York Stock Exchange on November 22, 2024 and the registrant’s Class A ordinary shares began separate trading on December 9, 2024.

As of March 19, 2025, 16,600,000 Class A ordinary shares, par value $0.0001 per share, and 5,533,333 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Documents Incorporated by Reference: None

i

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report on Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We maintain a corporate website at https://dynamix-corp.com. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this report.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The following is a summary of the principal factors that make an investment in our securities speculative or risky, all of which are more fully described below in the section titled “Risk Factors.” This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business. In addition to the following summary, you should consider the information set forth in the “Risk Factors” section and the other information contained in this Annual Report before investing in our securities.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote, and we may not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may engage one or more of our underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction.

●	We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

●	We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants may be worthless.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.

●	If our funds held outside the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.025 per share.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

●	If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond 24 months before redemption from our trust account.

●	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our public shareholders to discuss company affairs with management, and the holders of our Class A ordinary shares will not have the right to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

●	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

●	We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

●	Unless we complete our business combination, holders of the public warrants will not be able to exercise the warrant put right, and we may not have sufficient funds to repurchase public warrants pursuant to the holders’ exercise of the warrant put rights.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

PART I

Item 1. Business

General

We are a blank check company incorporated in the Cayman Islands (the “Company”) on June 13, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). We have reviewed, and continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash except proceeds from our initial public offering (as defined below) that is held in the trust account and invested mainly in US Treasury Bills.

On June 18, 2024, we issued an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 per share (“founder shares”) to DynamixCore Holdings, LLC (our “sponsor”), for an aggregate purchase price of $25,000. On January 7, 2025, the sponsor surrendered 216,667 founder shares for no value, resulting in 5,533,333 Class B ordinary shares outstanding.

The registration statement on Form S-1 (File No. 333-280719) for our initial public offering (the “initial public offering”) was declared effective by the Securities and Exchange Commission (the “SEC”) on November 20, 2024. On November 22, 2024, the Company consummated the initial public offering of 16,600,000, including 1,600,000 units as a result of the underwriters’ partial exercise of their overallotment option (the “Units”), at an offering price of $10.00 per Unit. The gross proceeds from the initial public offering were $166,000,000 in the aggregate.

Simultaneous with the consummation of the initial public offering and the issuance and sale of the Units, the Company consummated the private placement (the “private placement”) of 5,985,000 private placement warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $5,985,000.

A total of $166,415,000 of the net proceeds of initial public offering and private placement, were placed in a trust account maintained by the Odyssey Transfer and Trust Company acting as trustee. Transaction costs amounted to approximately $10,605,256, consisting of $3,320,000 of cash underwriting fees, $6,640,000 of deferred underwriting fees and approximately $645,256 of other offering costs.

The balance of the funds held outside of the trust account are intended to be used primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In the future, a portion of interest income on the funds held in the trust account may be released to us as permitted withdrawals to fund our working capital requirements (subject to an annual limit of 10% of interest earned on funds held in the trust account (the “Cap”)), and to pay tax obligations. At December 31, 2024, funds held in the trust account equaled $167,164,825.

Our Units began trading on November 22, 2024 on The Nasdaq Stock Market LLC (“Nasdaq”) under the symbol “DYNXU.” On December 6, 2024, we announced that the holders of the Units may elect to separately trade the Class A ordinary shares and redeemable warrants included in the Units commencing on December 9, 2024. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant to purchase one Class A ordinary share. Any Units not separated will continue to trade on the Nasdaq under the symbol “DYNXU”. Any underlying Class A ordinary shares and warrants that are separated will trade on the Nasdaq under the symbols “DYNX” and “DYNXW,” respectively.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors (or their respective affiliates or related entities). In the event that we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers, directors or advisors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context

Business Combination Criteria

While we may acquire a business in any industry and in any geography, we plan to focus our pursuit for business combination opportunities with companies operating in the energy and power value chain. These include, but are not limited to, businesses focused across energy, infrastructure and renewable sectors, including participation in E&P, midstream, oilfield services, power and digital infrastructure. We believe the oil and gas sector is comprised of hundreds of producers and midstream operators with free cash flow generative assets.

The integration of artificial intelligence (AI) across various industries is set to drive a strong surge in power demand. Our extensive backgrounds and robust networks uniquely position us to capitalize on this emerging opportunity. By leveraging our expertise and connections, we are well-equipped to identify and acquire high-potential assets that will benefit from this increasing need for power.

We believe that targeting both traditional energy and AI-related power opportunities is highly complementary due to the significant overlap and interdependence between these sectors. The growing demand for AI technologies, particularly in industries such as data centers, necessitates a reliable and increased power supply. This, in turn, underscores the need for responsible natural gas production and transportation, which are critical for efficient power generation. By focusing on both traditional energy and AI-driven power opportunities, we can strategically identify and acquire assets that support the burgeoning power needs of AI industries while ensuring sustainable and responsible energy practices. This dual approach positions us to maximize value and effectively address the evolving energy landscape, driving long-term growth and stability.

Our objective is to focus on seeking a business combination in the energy and power sector, which capitalizes on our management team’s extensive expertise. We expect to utilize our management team’s experience in operating and leading businesses in these sectors and to leverage their network of relationships to identify attractive high-growth businesses within our areas of focus.

We believe our management team is well positioned to create value for our shareholders, and that our contacts and sources, including those developed during decades of global operating and investment experience in our target sectors, and as owners of private and public companies, will allow us to identify and generate attractive acquisition opportunities.

We intend to focus our investment effort broadly across the United States as well as global markets, including Canada, Mexico, Europe and South America. We believe that the operating expertise of our management team in the energy and power sector across multiple industry verticals will give us a large, addressable universe of prospective business combination targets. We intend to target an initial business combination that has one or more of the following characteristics:

●	Substantial opportunity for growth following a business combination. Favorable sector and market dynamics including large unmet demand, which may drive organic growth with additional opportunities for add-on acquisitions.

●	Leadership position. Defensible or disruptive niche, differentiated technology, competitive advantages.

●	Track record of profitability. Long-term sustainable cash flows from competitive advantages.

●	Public company readiness. Proven public-ready management team, corporate governance, and reporting policies.

●	Strong & qualified management team. Public-ready teams, proven track records driving revenue and value creation for shareholders.

●	Mid-cap initial enterprise value. Enterprise value $1.0 billion – $1.5 billion with readiness to grow.

The parameters mentioned above are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this Annual Report, would be in the form of proxy materials or tender offer documents, as applicable, that we would file with the SEC.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. In the event that we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. We have until November 22, 2026 to complete our initial business combination.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the repurchases pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, our initial business combination, all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of taxes payable) and not previously released to us pursuant to permitted withdrawals, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.025 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial business combination.

Limitations on Redemptions

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all public shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to us pursuant to permitted withdrawals, divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable) and not previously released to us pursuant to permitted withdrawals, divided by the number of then outstanding public shares.

Corporate Information

We are a remote-first company, meaning that all of our team members work remotely. For purposes of compliance with applicable requirements of Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, communications may be directed to 1980 Post Oak Blvd., Suite 100, PMB 6373, Houston, TX, 77056. Our telephone number is (214) 987-6100. We maintain a corporate website at https://dynamix-corp.com. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this report.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will cease to be an emerging growth company upon the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of US $1,235,000,000 (as such amount is indexed for inflation every five years by the SEC) or more;

●	the last day of our fiscal year following the fifth anniversary of the completion of our first sale of our equity securities pursuant to an effective registration statement under the Securities Act, which is expected to be December 31, 2029, unless we change our fiscal year;

●	the date on which we have, during the previous three-year period, issued more than US $1,000,000,000 in non-convertible debt; or

●	the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 of the Exchange Act, which would occur as of the end of any fiscal year in which the market value of our Class A ordinary shares that are held by non-affiliates exceeds US$700,000,000 as of the last day of our most recently completed second fiscal quarter.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30.

In addition, prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We currently do not intend to rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We are a remote-first company, meaning that all of our team members work remotely. For purposes of compliance with applicable requirements of Securities Act and the Exchange Act, communications may be directed to 1980 Post Oak Blvd., Suite 100, PMB 6373, Houston, TX, 77056. We believe that our remote working operations are adequate to meet our needs for the immediate future, and that, if necessary, suitable physical space will be available to accommodate any expansion of our operations. We will reimburse Volta Tread LLC (“Volta”), an affiliate of our sponsor owned and controlled by Andrea Bernatova and Nader Daylami, our chief executive officer and chief financial officer, in an amount equal to $30,000 per month for utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Employees

We currently have two officers: Andrea Bernatova, our chief executive officer, and Nader Daylami, our chief financial officer. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Advisory Services Agreement

On February 4, 2025, we entered into an advisory services agreement (the “advisory services agreement”) with Volta, an affiliate of our sponsor owned and controlled by our chief executive officer and chief financial officer (the “service provider”). Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial business combination. In consideration for these services, the Company will pay to the service provider an annual fee, payable on a monthly basis, until the consummation of a business combination. We will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed the Cap.

Periodic Reporting and Audited Financial Statements

We have registered our Units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote, and we may not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination.

As of December 31, 2024, our initial shareholders own 25% of our issued and outstanding ordinary shares.

Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we obtain the approval of an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission in connection with our initial public offering and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay such deferred underwriting commissions.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem public shares for which redemption is requested and to pay the deferred underwriting commissions in connection with our initial public offering may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— Risks Relating to Our Securities — The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may engage one or more of our underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to us pursuant to permitted withdrawals, divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.025 per share, or possibly less, and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.025 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.025 per share” and other risk factors described in this “Risk Factors” section.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants may be worthless.

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to us pursuant to permitted withdrawals, divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants may be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders after the announcement of our initial business combination, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

o	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

o	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

o	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete one or more initial business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our respective business combinations than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us or in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of our Class A ordinary shares, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If our funds held outside the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on permitted withdrawals and loans from our sponsor or management team to fund our search, to pay taxes and to complete our initial business combination.

As of December 31, 2024, we have approximately $1,543,566 available to us outside the trust account to fund our working capital requirements. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Our permitted withdrawals are subject to an annual limit of 10% of interest earned on funds held in the trust account. In addition, neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.025 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.025 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.025 per public share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.025 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.025 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.025 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.025 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.025 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.025 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a liquidator or a bankruptcy, insolvency or other court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to us or our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy, insolvency or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations,” the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial business combination with an operating business, and not with an investment company, or to acquire investment securities in other businesses exceeding the permitted threshold.

We do not believe that our activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.025 per share on the liquidation of our trust account and our warrants will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we will likely receive less interest on the funds held in the trust account than we would have had the trust account remained as initially invested, such that our public shareholders would receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

The funds held in the trust account were initially held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Odyssey Transfer and Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the trust account than we would earn if the trust account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit at a bank could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated.

In addition, we may still be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the trust account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our trust account will be guaranteed by the FDIC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by certain events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of conflict in the Middle East and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of conflict in the Middle East and Southwest Asia and subsequent sanctions or related actions, may lead to increased volume and price volatility for publicly traded securities or could adversely affect our search for an initial business combination by adversely affecting the operations or financial condition of potential target companies, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination may be materially adversely affected.

Adverse global conditions, including economic uncertainty, may negatively impact our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination.

Global conditions, dislocations in the financial markets, any negative financial impacts affecting United States corporations as a result of tax reform or changes to existing trade agreements or tax conventions, or inflation, could adversely impact our ability to consummate a business combination. The global macroeconomic environment could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, and instability in global economic markets.

President Trump has announced plans to impose broad-based tariffs on imports from many countries, including Mexico, Canada, countries of the European Union, China and Japan. Furthermore, President Trump’s other intended reforms, including reducing the corporate tax rate, repealing green energy tax credits, and extending certain provisions of the Tax Cuts and Jobs Act of 2017, could contribute to increases in market interest rates and a decrease in U.S. economic growth. It is impossible to predict with any precision the effects that new policies and reforms would have on the United States and global economy, although we expect the impact could be significant.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond 24 months before redemption from our trust account.

If we are unable to consummate our initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to us pursuant to permitted withdrawals, will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their public shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination. Our amended and restated memorandum and articles of association will provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our public shareholders to discuss company affairs with management, and the holders of our Class A ordinary shares will not have the right to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss Company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target are not limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the completion window, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2024, there are 483,400,000 and 44,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or at any time prior thereto at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. Such issuance of additional ordinary or preference shares could involve costs to us and our shareholders that would not otherwise be incurred in a traditional initial public offering, including but not limited to:

●	significant dilution of the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	subordination of the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	additional costs involved in registering the resale of the securities being sold in any PIPE transactions and potential additional downward pressure on our share price due to the ability of investors in such PIPE transactions being able to sell their securities after registration;

●	potential change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	potential delaying or preventing of a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	adverse impact on prevailing market prices for our units, Class A ordinary shares and/or warrants.

In addition, issuances of additional ordinary or preference share may not result in adjustment to the exercise price of our warrants. Such issuances may be structured in a way intended to provide a return on investment to the investors in return for funds facilitating the completion of the business combination or providing additional liquidity to the post-business combination company.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination in order to provide anti-dilution protection to our initial shareholders.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in our initial public offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of our initial public offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private placement warrants issued to the sponsor and the underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent warrants issued to our sponsor or any of its affiliates or to our officers and directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination. The purpose of such adjustment to provide anti-dilution protection to our initial shareholders.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.025 per share or lower, at a price that approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Since only holders of our Class B ordinary shares will have the right to vote on the appointment of directors, upon the listing of our shares on Nasdaq, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq; and

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We currently do not rely on the “controlled company” exemption, but may do so in the future. Accordingly, if we choose to do so, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the completion window, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, its managing member, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under Item 10. Directors, Executive Officers and Corporate Governance. Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our obligation to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors, any other holder of our founder shares, and the underwriters may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares acquired during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On June 18, 2024, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 founder shares.

Prior to the initial investment in the Company of $25,000 by the sponsor, the Company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that such founder shares would represent 25% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the trust account. In addition, our sponsor and the underwriters purchased an aggregate of 5,985,000 private placement warrants, for an aggregate purchase price of $5,985,000 or $1.00 per warrant. If we do not complete an initial business combination within the completion window, the private placement warrants will be worthless. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination, unless such completion window is extended as described herein.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from our initial public offering and the private placement of warrants provided us with $166,415,000 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders or warrant holders, as applicable, may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require the approval of a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants (including, for the avoidance of doubt, the forfeiture or cancellation of any private placement warrants or working capital warrants), 50% of the then outstanding private placement warrants (including, the vote or written consent of the underwriters). In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares, regardless of whether they abstain, vote for, or against, our initial business combination, for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. Many SPACs have faced delisting of their securities following redemptions of shares by public shareholders in connection with proposed amendments to their corporate charters since, after redeeming a large number of publicly held shares, they no longer meet the continued listing requirements of the stock exchange. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require the approval of a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company) may be amended if approved by special resolution under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the Company. Our sponsor, who beneficially owns 25% of our ordinary shares may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.

Our sponsor, officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of taxes payable) and not previously released to us pursuant to permitted withdrawals, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns 25% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor. In addition, the founder shares, all of which are held by our sponsor, will entitle the holders to appoint all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on continuing our Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. In addition, since only holders of our Class B ordinary shares will have the right to vote on directors prior to our initial business combination, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to us pursuant to permitted withdrawals, divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants may be worthless.

Due to the number of special purpose acquisition companies evaluating targets, attractive targets may become more scarce and there may be more competition for attractive targets or such attractive targets may not be interested in consummating a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

During 2021 and 2022, the number of special purpose acquisition companies that have been formed increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions and have been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The departure of an acquisition candidate’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or is otherwise not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure the transactions in connection with our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or in connection with our initial business combination and subject to any requisite shareholder approval, we may: enter into one or more transactions that require or structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes or otherwise increase their tax burden; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or warrants received.

In addition, we will likely effect a business combination with a target company that has business operations outside of the Cayman Islands, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition. In addition, shareholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after any such transaction.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in executing cross-border transactions, managing cross-border business operations and complying with different commercial and legal requirements of overseas market;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our business combination, and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will be entitled to vote prior to our initial business combination), reincorporate in or transfer by way of continuation to the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A ordinary shares or warrants after the reincorporation.

In particular, although we may attempt to structure any change in our jurisdiction of incorporation (if any) in a tax-efficient manner (including, if possible, in a manner that is tax-deferred for U.S. federal income tax purposes), tax structuring considerations are complex, the relevant facts and law may be uncertain and may change, we may prioritize commercial and other considerations over tax considerations, and we may prioritize company-level tax considerations over the tax considerations of our shareholders and warrant holders. As a result, the change in our jurisdiction of incorporation may have adverse tax consequences to us or to our shareholders and warrant holders, including the recognition of substantial gain for U.S. federal income tax purposes, and because you may not have prior notice of our change in jurisdiction, you may not be able to avoid such consequences. For example, under certain circumstances, including if we are treated as a PFIC, a U.S. Holder (as defined below) may be subject to U.S. federal income tax on gain or a deemed dividend upon the exchange of our ordinary shares or warrants for our successor’s shares or warrants, and such taxes may be substantial.

In addition to the immediate consequences of a change in our jurisdiction of incorporation, holding our successor’s shares or warrants following a change in our jurisdiction of incorporation could have different, potentially adverse, consequences as compared to those of holding our shares or warrants prior to any such change. For example, if we were to change our jurisdiction of incorporation from the Cayman Islands to Delaware, this could have a number of adverse consequences to Non-U.S. holders who own our successor’s shares or warrants by exposing them to U.S. taxation and reporting obligations, such as the taxation of dividends from our successor or the taxation of dispositions of our successor’s shares or warrants. Because such persons may not have prior notice of our change in jurisdiction, they may not be able to change the manner in which they hold our shares or warrants or dispose of our shares or warrants prior to any such change in our jurisdiction of incorporation, and therefore such persons may not be able to avoid any adverse consequences of holding our successor’s shares or warrants after such change.

Further, it is possible that we would change our jurisdiction of incorporation in anticipation of consummating a specific business combination but not complete that business combination for any number of reasons. If we are unable to consummate a business combination with a specific business combination target following such a change in our jurisdiction of incorporation, our new jurisdiction of incorporation could have disadvantages to us or our shareholders and/or warrant holders, particularly if we subsequently pursue a business combination with a target that is incorporated in a different jurisdiction. In such circumstances, we may not be competitive with other special purpose acquisition companies incorporated in the Cayman Islands when pursuing certain target companies, the consummation of our initial business combination could be more complex, or it may be more difficult to structure such an initial business combination in a tax-efficient manner. For example, we may change our jurisdiction of incorporation to the United States in anticipation of a business combination with a U.S. target company but ultimately effect our initial business combination with a non-U.S. target company. In such a case, we may be unable to structure our initial business combination in a tax-deferred manner, and our shareholders and/or warrant holders may be required to pay substantial U.S. federal income or other taxes in connection with the consummation of the initial business combination. In addition, the initial business combination may result in tax inefficiencies for the post-business combination company, including that, if the post-business combination company is organized outside of the United States, it may nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which treatment may result in substantial tax inefficiencies for both the post-business combination company and for our shareholders and/or warrant holders.

We cannot assure you when or whether we will change our jurisdiction of incorporation or, if we do change our jurisdiction of incorporation, the jurisdiction in which we will ultimately be incorporated. Accordingly, there is significant uncertainty as to the legal, tax and other considerations that may be applicable to us or to our shareholders and warrant holders, and we cannot provide you with specific or comprehensive examples of such potential consequences. The rules governing a change in our jurisdiction of incorporation and the transactions that may occur in connection with our initial business combination are complex, and the consequences arising from such rules or transactions will depend on a holder’s particular circumstances and on the circumstances surrounding our change in jurisdiction and initial business combination. All holders of our securities are urged to consult with and rely solely upon their own legal and tax advisors regarding the potential consequences to them of any change in our jurisdiction of incorporation.

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Sponsor and Management Team

A change of ownership or control of our sponsor could adversely affect our ability to consummate our initial business combination.

There are no restrictions on our sponsor’s managing member’s ability to transfer equity interests in our sponsor held by the managing member or otherwise consent to a transfer of such equity interests by another member of our sponsor. Transfers of equity interests in the sponsor or its direct or indirect parent entities may result in a change of ownership or control of our sponsor. Such change of ownership or control of our sponsor could adversely affect our ability to consummate our initial business combination, as there can be no assurances that a new sponsor will possess the requisite skills, investor relationships and expertise to select an appropriate target business, obtain the necessary financing and consummate the initial business combination.

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to continue to engage in the business of identifying and combining with one or more businesses. Our sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Our sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, our sponsor, officers and directors may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

Our officers, directors, advisors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, advisors, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 180 days following the pricing date of our initial public offering will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels such as a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier such as the Nasdaq Capital Market which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.025 per public share.

Our sponsor has invested in us an aggregate of $3,935,000, comprised of the $25,000 purchase price for the founder shares and the $3,910,000 purchase price for the private placement warrants. Assuming a trading price of $10.025 per public share upon consummation of our initial business combination, the 5,533,333 founder shares would have an aggregate implied value of $7.22. Even if the trading price of our ordinary shares were as low as $0.75 per share, and the private placement warrants are worthless, the value of the founder shares would be equal to our sponsor’s aggregate initial investment in us. As a result, our sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team, who own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (As Revised) of the Cayman Islands and the common law of the Cayman Islands. We also are subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Cayman Islands law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there are no authorities that directly address the U.S. federal income tax implications of instruments similar to the units we issued in the initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the U.S. Internal Revenue Service (“IRS”) or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in our units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning private placement warrants or public warrants or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened, the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, and the warrant put right could be waived or modified, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Odyssey Transfer and Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any such change. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period, decrease the number of Class A ordinary shares purchasable upon exercise of a warrant or a waiver or modification of the warrant put right in a way adverse to holders.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder. This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price (as defined in the warrant agreement) of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the Market Value (as defined in the warrant agreement) of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period commencing at least 30 days after completion of our initial business combination and ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. We will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the measurement period. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 8,300,000 of our Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 5,985,000 private placement warrants at $1.00 per warrant. In addition, if the sponsor makes any working capital loans, it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other SPAC units that include one ordinary share and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a whole warrant to purchase one share.

Unless we complete our business combination, holders of the public warrants will not be able to exercise the warrant put right, and we may not have sufficient funds to repurchase public warrants pursuant to the holders’ exercise of the warrant put rights.

In connection with the completion of our business combination, each holder of public warrants will have the right to require our sponsor to repurchase or cause one of its affiliates to repurchase, at $0.65 per public warrant (exclusive of commissions), our outstanding public warrants held by such holder. If we are unable to complete our business combination, there will be no requirement for our sponsor to repurchase, or to cause one of its affiliates to repurchase, our public warrants held by such holder. There can be no assurances that we will complete our business combination or that if we do complete our business combination, our sponsor or we will have sufficient funds to repurchase public warrants pursuant to the holders’ exercise of the warrant put rights.

Holders of Class A ordinary shares will not be entitled to vote on continuing the Company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors and continuing our Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you will not have any say in the management of our Company prior to the consummation of an initial business combination.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

Because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement relating to our initial public offering, or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption.

If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our sponsor, the underwriters and other holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to our registration rights agreement entered into in connection with our initial public offering, our sponsor, the underwriters, and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants or holders of securities that may be issued upon conversion of working capital loans and their permitted transferees may demand that we register such units, shares, warrants or the Class A ordinary shares issuable upon exercise of such warrants and any other securities of the Company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no operating results, and all of our activities to date have been related to our formation, our initial public offering, and, since the closing of our initial public offering, a search for a business combination candidate. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a beneficial owner of our units, Class A ordinary shares or warrants who or that is, for United States federal income tax purposes, (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has a valid election in effect under Treasury regulations to be treated as a United States person (within the meaning of Section 7701(a)(30) of the Code) (“U.S. Holder”), such U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on, among other things, whether we qualify for the PFIC start-up exception, the timing of our business combination, the amount of our passive income and assets in the year of the business combination, whether we combine with a U.S. or non-U.S. target company, and the amount of passive income and assets of the acquired business. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. If we determine we are a PFIC for any taxable year (of which there can be no assurance), upon written request by a U.S. Holder, we will endeavor to provide to the U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election with respect to its Class A ordinary shares, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. The rules dealing with PFICs and with the qualified electing fund election are complex and are affected by various factors in addition to those described in this Annual Report. Accordingly, we urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the aggregate fair market value of the shares of stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares, including redemptions related to extension votes (if applicable), a business combination in which we remain a Cayman Islands exempted company or otherwise (absent any regulations and other additional guidance that may be issued in the future).

However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions related to extension votes or in connection with the initial business combination that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the U.S. Department of the Treasury, redemptions in complete liquidation of the Company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including (i) the structure of the initial business combination, (ii) the fair market value of our stock redeemed and (iii) the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with the initial business combination or otherwise could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise cause the other shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such excise tax.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We will cease to be an emerging growth company upon the earliest of:

●	the last day of the fiscal year during which we have total annual gross revenues of US$1,235,000,000 (as such amount is indexed for inflation every five years by the SEC) or more;

●	the last day of our fiscal year following the fifth anniversary of the completion of our first sale of our equity securities pursuant to an effective registration statement under the Securities Act, which is expected to be December 31, 2029, unless we change our fiscal year;

●	the date on which we have, during the previous three-year period, issued more than US$1,000,000,000 in non-convertible debt; or

●	the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 of the Exchange Act, which would occur as of the end of any fiscal year in which the market value of our Class A ordinary shares that are held by non-affiliates exceeds US$700,000,000 as of the last day of our most recently completed second fiscal quarter.

We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Inflation in the United States and elsewhere, if it is not successfully managed, may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Form 10-K, cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats.

Item 2. Properties

We are a remote-first company, meaning that all of our team members work remotely. For purposes of compliance with applicable requirements of Securities Act and the Exchange Act, communications may be directed to 1980 Post Oak Blvd., Suite 100, PMB 6373, Houston, TX, 77056. We believe that our remote working operations are adequate to meet our needs for the immediate future, and that, if necessary, suitable physical space will be available to accommodate any expansion of our operations.

Item 3. Legal Proceedings

We are not a party to and none of our property is subject to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, Class A ordinary shares and warrants are traded on the Nasdaq under the symbols “DYNXU”, “DYNX” and “DYNXW”, respectively. Our Units commenced public trading on November 22, 2024, and our Class A ordinary shares and warrants began separate trading on December 9, 2024. There is no trading market for our Class B ordinary shares.

Holders

As of March 1, 2025, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, one holder of record of our separately traded public warrants, and one holder of record of our Class B ordinary shares.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with our business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On June 18, 2024, we issued an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 per share to our sponsor, for an aggregate purchase price of $25,000. On January 7, 2025, the sponsor surrendered 216,667 founder shares for no value, resulting in 5,533,333 Class B ordinary shares outstanding. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneous with the closing of the initial public offering and the issuance and sale of the Units, the Company consummated the private placement of 5,985,000 private placement warrants at a price of $1.00 per private placement warrant, generating total gross proceeds of $5,985,000. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

The registration statement on Form S-1 (File No. 333-280719) for our initial public offering was declared effective by the SEC on November 20, 2024. On November 22, 2024, the Company consummated the initial public offering of 16,600,000, including 1,600,000 Units as a result of the underwriters’ partial exercise of their overallotment option, at an offering price of $10.00 per Unit. The gross proceeds from the initial public offering were $166,000,000 in the aggregate.

A total of $166,415,000 of the net proceeds of the initial public offering and private placement, were placed in a trust account maintained by the Odyssey Transfer and Trust Company acting as trustee. Transaction costs amounted to approximately $10,605,256, consisting of $3,320,000 of cash underwriting fees, $6,640,000 of deferred underwriting fees and approximately $645,256 of other offering costs. There has been no material change in the planned use of proceeds from such use as described in the Company’s registration statement on Form S-1 (File No. 333-280719).

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on June 13, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Recent Developments

The registration statement for the Company’s initial public offering was declared effective on November 20, 2024. On November 22, 2024, the Company consummated the initial public offering of 16,600,000 units (the “Units”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,600,000 Units, at $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “public warrant”).

Simultaneously with the closing of the initial public offering, the Company consummated the sale of 5,985,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant, in a private placement to DynamixCore Holdings, LLC, the Company’s sponsor (the “sponsor”), and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC and Seaport Global Securities LLC, the representatives of the underwriters of the initial public offering.

Of those 5,985,000 private placement warrants, the sponsor purchased 3,910,000 private placement warrants and the underwriters purchased 2,075,000 private placement warrants.

On December 9, 2024, the Company’s Class A ordinary shares and warrants began separately trading from the Units. Those Units not separated will continue to trade on the Nasdaq Global Market under the symbol “DYNXU,” and each of the Class A ordinary shares and warrants that are separated will trade on the Nasdaq under symbols “DYNX” and “DYNXW,” respectively.

On June 18, 2024, the Company issued 5,750,000 Class B ordinary shares to the sponsor for $25,000, or approximately $0.004 per share. The number of founder shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not fully exercised, so that the number of founder shares will represent 25.0% of the Company’s issued and outstanding shares after the initial public offering. As of December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding. In January 2025, the underwriters’ over-allotment option expired, resulting in the sponsor forfeiting 216,667 founder shares and causing the number of outstanding founder shares to be 5,533,333.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 13, 2024 (inception) through December 31, 2024 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 13, 2024 (inception) through December 31, 2024, we had a net loss of $135,571, which consisted of changes in fair value of warrant liabilities of $415,000, general and administrative expenses of $375,613, and transaction costs of $116,039, offset by dividends earned on investments held in trust account of $749,825, change in fair value – over-allotment liability of $12,792 and interest earned in cash account of $8,464.

Liquidity and Capital Resources

On November 22, 2024, we consummated the initial public offering of 16,600,000 Units, at $10.00 per Unit, generating gross proceeds of $166,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 5,985,000 private placement warrants at a price of $1.00 per private placement warrant to the sponsor, generating gross proceeds of $5,985,000.

Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement warrants, a total of $166,415,000 was placed in the trust account. We incurred $10,605,256 in initial public offering related costs, including $3,320,000 of cash underwriting fees, $6,640,000 of deferred underwriting fee, and $645,256 of other offering costs.

For the period from June 13, 2024 (inception) through December 31, 2024, net cash used in operating activities was $132,820. Net loss of $135,571 was affected by change in fair value of warrant liabilities of $415,000, transaction costs of $116,039, formation cost paid by sponsor in exchange for issuance of founder shares of $16,241, payment of operation costs through promissory note of $15,420, dividends earned on investments held in trust account $749,825, change in fair value of over-allotment liability of $12,792. Changes in operating assets and liabilities provided $202,668 of cash from operating activities.

At December 31, 2024, we had cash and marketable securities held in the trust account of $167,164,825. We intend to use substantially all of the funds held in the trust account (including any amounts representing dividends earned on investments held in trust account, which dividends shall be net of taxes payable and excluding deferred underwriting fees) and not previously released to us pursuant to permitted withdrawals, to complete our initial business combination. We may withdraw earnings from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2024, we had cash of $1,543,566 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such working capital loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Going Concern

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the initial public offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an aggregate of $30,000 per month for office space, utilities, and secretarial and administrative support services commencing on November 21, 2024 through the earlier of the Company’s consummation of a business combination and its liquidation.

In addition, pursuant to the advisory services agreement, we will pay to the service provider an annual fee, payable on a monthly basis, until the consummation of a business combination. We will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed the Cap.

The underwriters were entitled to a cash underwriting fee of $0.20 per Unit, or $3,320,000 in the aggregate. The deferred underwriting fee will become payable to the underwriters, upon the completion of the Company’s initial business combination, from the amounts held in the trust account solely on amounts remaining in the trust account following all properly submitted shareholder redemptions in connection with the consummation of the initial business combination.

Pursuant to a registration rights agreement entered into on November 20, 2024, the holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of the working capital loans) will be entitled to registration rights. The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a business combination. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could materially differ from those estimates. Over-allotment Option

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. Valuation of the over-allotment option liability uses significant unobservable inputs related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. Deviations in the assumptions and estimates used could result in materially different fair values and have a material impact to our financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 13, 2024 (inception). The amendments will be applied prospectively. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Title
Andrea Bernatova	43	Chief Executive Officer and Chairman
Nader Daylami	36	Chief Financial Officer
Diaco Aviki	51	Director
Tyler Crabtree	48	Director
Lynn A. Peterson	71	Director
Philip Rajan	40	Vice President, M&A and Strategy

Andrea “Andrejka” Bernatova serves as our Chief Executive Officer and as a member of the board of directors. She currently serves as a director at Salt Creek Midstream LLC, a midstream services provider, and at Regenerate Technology Global, Inc. Ms. Bernatova was the Chief Executive Officer of ESGEN Acquisition Corporation (“ESGEN”), a SPAC formed in 2021. ESGEN merged with Sunergy Renewables, LLC, a provider of residential solar energy systems, other energy efficient equipment and related services, in March 2024 and was renamed Zeo Energy Corp. Ms. Bernatova served as the CFO and Senior Advisor of Enchanted Rock Energy, a resiliency microgrid company from 2019 to 2021. From 2018 to 2019, she was the CFO of Goodnight Midstream, one of the largest midstream water infrastructure companies in the U.S. Prior to Goodnight, Ms. Bernatova was the co-founder, EVP and CFO of Core Midstream, a venture infrastructure platform, from 2016 to 2018. Ms. Bernatova started her corporate career as the Vice President of Finance and Investor Relations at PennTex Midstream Partners (NA: PTXP) from 2014 to 2016. At PennTex, she was part of the management team which started the company, grew the platform significantly ultimately leading to an initial public offering in 2015 and successfully exited the company via a sale to Energy Transfer Partners, L.P. (NYSE: ET) and Eagle Claw Midstream in 2016. Prior to her corporate and entrepreneurial experiences, Ms. Bernatova was an investment banker at Morgan Stanley and Credit Suisse in New York and Houston and served in investment roles at The Blackstone Group in New York and at Mubadala Development Company, ~$250B Abu Dhabi investment fund, based in the United Arab Emirates, where she focused primarily on transactions in the renewable sector under the partnership with Masdar. Ms. Bernatova received her A.B. in Government from Harvard University with a Citation in Spanish. We believe Ms. Bernatova’s extensive knowledge of the energy industry, as well as her substantial business, leadership and management experience, brings important and valuable skills to our board of directors.

Nader Daylami serves as our Chief Financial Officer. He currently serves as a director at CarbonPath, Inc. (“CarbonPath”), a company offering industrial credit solutions to mitigate greenhouse gas emissions within the energy and industrial sectors. Mr. Daylami was the Chief Financial Officer of ESGEN, a SPAC formed in 2021. ESGEN merged with Sunergy Renewables, LLC, a provider of residential solar energy systems, other energy efficient equipment and related services, in March 2024 and was renamed Zeo Energy Corp. Prior to ESGEN, Mr. Daylami served as the Executive Vice President, Finance & Business Development, of Bruin E&P Partners, LLC (“Bruin”), a North American focused upstream oil and gas operator with over 400 operated wells in North Dakota. Mr. Daylami was part of the management team that founded Bruin in 2015, joining as Director of Finance. At Bruin, he and the management team grew the company significantly via acquisition and organic growth ultimately leading to an exit via a sale to Enerplus Corporation (NYSE: ERF) in 2021. Prior to his time at Bruin, Mr. Daylami served in multiple strategic and commercial roles at Ursa Resources Group II LLC, an upstream oil and gas company focused on oil exploration in the East Texas Eagle Ford shale and natural gas production in western Colorado. Mr. Daylami began his career as an investment banker at Morgan Stanley focused on mergers and acquisitions and capital markets in the energy sector. Mr. Daylami holds bachelor degrees in Economics & Mathematics from the University of California, San Diego.

Diaco Aviki serves as a member of the board of directors. Mr. Aviki is currently the President, the Chief Executive Officer, and a board member of BayoTech, Inc. (“BayoTech”). Mr. Aviki joined Crestwood Midstream Partners LP (“Crestwood”) in 2017 as Chief Operating Officer, Business Development and Commercial Operations for the Gathering and Processing Division, located in Houston, Texas. In this role, Mr. Aviki led Crestwood’s gathering and processing business development activities and strategy development. Crestwood was sold to Energy Transfer LP (“Energy Transfer”) at a valuation of $7.1 billion in November 2023. Mr. Aviki began his career with ExxonMobil Corporation (“ExxonMobil”) in 1995, where he held various domestic and international positions in their downstream, chemicals, and gas marketing business units. Mr. Aviki led the ExxonMobil gas marketing team involved with the commissioning of the ExxonMobil Golden Pass LNG Terminal where it successfully completed a re-gassified LNG send-out (a process of sending LNG at high-pressure to an onshore pipeline) prior to joining BHP Group Limited (“BHP”). At BHP, Mr. Aviki initially served as the Atlantic Basin Marketing Manager, integrating the shale acquisitions from Petrohawk Energy Corporation and Chesapeake Energy Corporation. Prior to joining Crestwood, Mr. Aviki served as the President of various midstream assets at BHP and led their commercial efforts. Mr. Aviki has a B.S. in Chemical Engineering from Auburn University and has an M.B.A. in Finance from the University of Texas. He is an advisory board member for the Engineering College and Chemical Engineering Department at Auburn University. We believe Mr. Aviki’s years of experience and first-hand knowledge of the energy industry qualify him to bring valuable and needed skills to our board of directors.

Tyler Crabtree serves as a member of the board of directors and chairman of the audit committee. Mr. Crabtree has more than 25 years of experience in finance, investments and operations primarily focused on energy and commodities industries. He currently is the CEO of CarbonPath, a company offering industrial credit solutions to mitigate greenhouse gas emissions within the energy and industrial sectors. Prior to forming CarbonPath, he launched, grew and sold Bruin, a North American focused upstream oil and gas operator with over 400 operated wells in North Dakota between 2015-2021, where he served on the executive team as Chief Financial Officer. At Bruin, he was responsible for all aspects of finance and accounting including business strategy and planning, financial modeling and reporting, capital raising, midstream commercial operations, insurance, and commodity and interest rate risk management. Prior to Bruin, Mr. Crabtree served as CFO of Ursa Resources Group II LLC, an upstream oil and gas company focused on oil exploration in the East Texas Eagle Ford shale and natural gas production in western Colorado, from 2010 until 2015. Before his time in leadership at Ursa, Mr. Crabtree worked at Denham Capital, an energy and commodity focused private equity firm, where he focused on energy services, commodity processing and midstream investments. He began his energy career as an associate at El Paso Corporation in 2001 before joining Jefferies, Randall & Dewey Ltd as an investment banker in 2004. During that time, he worked on the San Fernando Pipeline JV between Petroleos Mexicanos and El Paso Corporation and on numerous power investments in Alberta Canada. Mr. Crabtree holds a bachelor’s degree in History of Science from Princeton University. We believe Mr. Crabtree’s extensive experience in the energy industry, as well as his past executive leadership and management roles, brings valuable skills to our board of directors.

Lynn A. Peterson serves as a member of the board of directors. Mr. Peterson is a seasoned industry professional with more than 40 years of experience in the oil and gas sector. Mr. Peterson held the position of Executive Chairman of the Board at Chord Energy Corporation (NYSE: CHRD) from July 2022 through December 2023. He served as a director of Denbury Inc. (“Denbury”) from 2017 until its acquisition by ExxonMobil in November 2023 and as a director of PDC Energy (Nasdaq: PDCE), prior to its merger with Chevron Corporation. Mr. Peterson brought valuable insights to the different company’s operations, strategy, and business management. As a former CEO of an oil and gas company, Mr. Peterson’s brings extensive industry knowledge and leadership skills to our board of directors. Mr. Peterson previously served as President, Chief Executive Officer and a director of Whiting Petroleum Corporation (NYSE: WLL) from September 2020 until its merger with Oasis Petroleum, Inc. in July 2022, forming Chord Energy Corporation. Prior to Whiting, Mr. Peterson was Chairman of the Board, Chief Executive Officer, and President of SRC Energy from 2015 to 2020, until the closing of its merger with PDC Energy. Before SRC, Mr. Peterson was a co-founder of Kodiak Oil & Gas Corporation, serving as a director from 2001 to 2014; President and Chief Executive Officer from 2002 to 2014; and Chairman of the Board from 2011 to 2014 until its acquisition by Whiting Petroleum Corporation in December 2014. Mr. Peterson graduated from the University of Northern Colorado with a Bachelor of Science in Accounting. We believe his expertise will assist our board in making informed decisions focused on sustainable growth and success.

Philip Rajan serves as our Vice President of M&A and Strategy upon commencement of the trading of our Units on the Nasdaq. Mr. Rajan was a Senior Vice President at Intrepid Financial Partners, a leading energy merchant bank (“Intrepid”), from October 2021 to May 2023. Prior to Intrepid, Mr. Rajan was a Vice President at Credit Suisse from August 2015 to September 2021, where he focused on advising Upstream and Oilfield Service clients on a range of strategic advisory, M&A, and capital markets transactions. Before that, Mr. Rajan held roles in the energy groups of KeyBanc Capital Markets and Duff & Phelps, where he began his career. In total, Mr. Rajan has over 15 years of experience and has advised and managed over 35 transactions for an aggregate deal value of over $75 billion. Mr. Rajan holds a bachelor degree in Finance from the University of Texas at Austin and is also a CFA charter holder.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. The rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

Tyler Crabtree, Diaco Aviki and Lynn A. Peterson serve as the members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Tyler Crabtree, Diaco Aviki and Lynn A. Peterson are each independent.

Tyler Crabtree serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Lynn A. Peterson and Diaco Aviki, who serves as chair of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Lynn A. Peterson and Diaco Aviki are each independent. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Diaco Aviki, Tyler Crabtree and Lynn A. Peterson. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Annual Report. Our Code of Ethics is also posted on our website located at https://dynamix-corp.com. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver in a Current Report on Form 8-K.

Insider Trading Policy

Our Code of Ethics includes insider trading policy and procedures governing the purchase, sale, and other transactions in our Company’s securities by the Company’s directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations and Nasdaq listing standards.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the Company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination, because the entities to which our officers and directors owe fiduciary duties or contractual obligations (as described below) are not themselves in the business of engaging in business combinations.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations

Individual(1)	Entity	Entity’s Business	Affiliation
Andrea Bernatova	Salt Creek Midstream LLC	Oil & Gas (Midstream)	Director
	Regenerate Technology Global, Inc.	Battery Technology	Director
Nader Daylami	CarbonPath, Inc.	Software (Greenhouse gas emissions)	Director
Diaco Aviki	BayoTech, Inc.	Oil & Gas	Chief Executive Officer
Tyler Crabtree	CarbonPath, Inc.	Software (Greenhouse gas emissions)	Chief Executive Officer
Lynn A. Peterson	Chord Energy Corporation	Oil & Gas	Chairman
Philip Rajan	Thornhill Oaks Capital LLC	Financial Services	Managing Member

(1)	Each individual listed has a fiduciary duty with respect to each of the listed entities opposite from his/her name.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the closing of our initial public offering and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination and (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

●	Our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. In the event our sponsor or members of our management team provide additional loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Our officers, independent directors, advisors or their affiliates may be paid consulting, success, or finder fees upon the successful completion of our initial business combination.

●	In the event that we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

●	We entered into an advisory services agreement with Volta, which is an affiliate of our sponsor owned and controlled by Andrea Bernatova and Nader Daylami, our chief executive officer and chief financial officer, respectively. Pursuant to the advisory services agreement, we will pay Volta an annual fee, payable on a monthly basis, until the consummation of a business combination. We will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed the Cap.

Members of our management team directly or indirectly own our founders shares, Class A ordinary shares and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. In particular, because the founder shares were purchased at approximately $0.004 per share, the holders of our founder shares (including members of our management team that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination).

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers, directors or advisors (or their respective affiliates or related entities). In the event that we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers, directors or advisors (or their respective affiliates or related entities), we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the Company to our officers, independent directors, advisors, or their respective affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account, including permitted withdrawals from the trust account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide that our officers and directors will be indemnified by us to the fullest extent permitted by law, as it now exists or may in the future be amended, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed, and any persons who may become officers or directors prior to the initial business combination will agree, to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Other than quarterly audit committee review of such reimbursements or payments, we do not expect to have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account or pursuant to permitted withdrawals:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	Reimbursement for utilities and secretarial and administrative support made available to us by Volta, an affiliate of our sponsor, which is owned and controlled by Andrea Bernatova and Nader Daylami, our chief executive officer and chief financial officer, in an amount equal to $30,000 per month;

●	Payment of consulting, success or finder fees to our officers, independent directors, officers, advisors, consultants or their respective affiliates in connection with and prior to the consummation of our initial business combination;

●	Payment of an annual fee (payable on a monthly basis) to Volta and reimbursement of Volta for third party costs and expenses incurred, in each case in connection with the services rendered by Volta under the advisory services agreement, with the aggregate payable amount subject to the Cap;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

In addition, for their services as a director or an officer, as applicable, Messrs. Aviki, Crabtree, Peterson and Rajan each received membership interests in our sponsor representing 25,000 founder shares.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares and Class B ordinary shares as of March 19, 2025 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

	Class B Ordinary Shares		Class A Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
The K2 Principal Fund, L.P.(3)	—	—	1,000,000	6.0%	4.5%
Linden Capital L.P.(4)	—	—	1,040,176	6.3%	4.7%
DynamixCore Holdings, LLC(5)	5,533,333	100%	—	—	25%
Andrea Bernatova(5)	5,533,333	100%	—	—	25%
Nader Daylami(6)	—	—	—	—	—
Diaco Aviki(7)	—	—	—	—	—
Tyler Crabtree(7)	—	—	—	—	—
Lynn A. Peterson(7)	—	—	—	—	—
Philip Rajan(7)	—	—	—	—	—
All officers and directors as a group (six persons)	5,533,333	100%	—	—	25%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 1815 Central Park Drive, Suite 1000, PMB 380, Steamboat Springs, Colorado 80487-8886.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	Based on the Schedule 13G filed with the SEC on November 25, 2024 by The K2 Principal Fund, L.P. According to its Schedule 13G, The K2 Principal Fund, L.P. reported having shared voting power over 1,000,000 Class A ordinary shares, sole voting power over no shares, shared dispositive power over 1,000,000 Class A ordinary shares and sole dispositive power over no shares. The Schedule 13G contained information as of November 25, 2024. The address of The K2 Principal Fund, L.P. is P.O. Box 309, Ugland House, Grand Cayman E9 KY1-1104.

(4)	Based on the Schedule 13G filed with the SEC on November 27, 2024 by Linden Capital L.P. According to its Schedule 13G, Linden Capital L.P. reported having shared voting power over 1,040,176 Class A ordinary shares, sole voting power over no shares, shared dispositive power over 1,040,176 Class A ordinary shares and sole dispositive power over no shares. The Schedule 13G contained information as of November 27, 2024. The address of Linden Capital L.P. is 1980 Post Oak Blvd., Suite 100, PMB 6373, Houston, TX, 77056.

(5)	DynamixCore Holdings, LLC, our sponsor, is the record holder of founder shares. Andrejka Bernatova, our Chief Executive Officer, is the sole managing member of DynamixCore Holdings, LLC. Accordingly, Ms. Bernatova may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by our sponsor. Ms. Bernatova disclaims such beneficial ownership other than to the extent of her pecuniary interest. Each of our other officers and directors is a member of our sponsor or has direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership other than to the extent of his or her pecuniary interest.

(6)	Mr. Daylami has an indirect interest in our founder shares through membership interests in our sponsor.

(7)	For their services as a director or an officer, as applicable, Messrs. Aviki, Crabtree, Peterson and Rajan each received membership interests in our sponsor representing 25,000 founder shares.

Our initial shareholders beneficially own 25% of the issued and outstanding ordinary shares. Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing our Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Because of this ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including the appointment of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands), and approval of significant corporate transactions including our initial business combination.

Our sponsor and the underwriters purchased an aggregate of 5,985,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, or $5,985,000 in the aggregate, in a private placement that closed simultaneously with the closing of our initial public offering.

The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants do not include a warrant put right and, so long as they are held by our sponsor or its permitted transferees, the private placement warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (ii) will be entitled to registration rights and (iii) with respect to private placement warrants held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in our initial public offering in accordance with FINRA Rule 5110(g)(8). If we do not complete our initial business combination within the completion window, the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions described below.

DynamixCore Holdings, LLC, our sponsor, and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On June 18, 2024, our sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 founder shares. On January 7, 2025, the sponsor surrendered 216,667 founder shares for no value, resulting in 5,533,333 Class B ordinary shares outstanding. For their services as a director or an officer, as applicable, Messrs. Aviki, Crabtree, Peterson and Rajan each received membership interests in our sponsor representing 25,000 founder shares.

Private Placement Warrants

Our sponsor and the underwriters purchased 3,910,000 private placement warrants and 2,075,000 private placement warrants, respectively, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant, in a private placement that closed simultaneously with the closing of our initial public offering. The private placement warrants are identical to the warrants sold in our initial public offering except that the private placement warrants do not include a warrant put right and, so long as they are held by our sponsor or its permitted transferees, the private placement warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (ii) will be entitled to registration rights and (iii) with respect to private placement warrants held by the underwriters and/or their designees, will not be exercisable more than five years from the commencement of sales in our initial public offering in accordance with FINRA Rule 5110(g)(8).

Warrant Put Right

In connection with the completion of our business combination, each holder of public warrants will have the right to require our sponsor to repurchase or cause one of its affiliates, including the Company, to repurchase, at $0.65 per public warrant (exclusive of commissions), our outstanding public warrants held by such holder. We expect any repurchase of the public warrants to be funded with proceeds raised in connection with private placements in connection with the closing of our initial business combination or funds released from the trust account to us that are not used for payment of the consideration in connection with our initial business combination. We currently anticipate that any repurchase of the public warrants will be conducted pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, including the filing of tender offer documents with the SEC prior to the completion of our initial business combination. Any tender offer to repurchase the public warrants will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

If we are unable to complete our business combination, there will be no requirement for our sponsor to repurchase, or to cause one of its affiliates to repurchase, our public warrants. Also, we cannot assure you that our sponsor or we will have sufficient funds to repurchase public warrants pursuant to the holders’ exercise of the warrant put rights.

Fees and Reimbursements

Prior to or in connection with the completion of our initial business combination, there may be payment by the Company to our officers, independent directors, advisors, or their respective affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account, including permitted withdrawals from the trust account.

We will reimburse Volta, an affiliate of our sponsor owned and controlled by our chief executive officer and chief financial officer, in an amount equal to $30,000 per month for utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

We will also pay to Volta, the service provider under the advisory services agreement, an annual fee, payable on a monthly basis, until the consummation of a business combination. We will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed the Cap. In 2025, the Company has paid $184,301 in fees under the advisory services agreement.

Loans

In order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment.

Up to $1,500,000 of such loans may be convertible into private placement warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account, including permitted withdrawals from the trust account.

We have until the date that is 24 months from the closing of our initial public offering or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 24-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares, regardless of whether they abstain, vote for, or against, our initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (net of taxes payable) and not previously released to us pursuant to permitted withdrawals, divided by the number of then issued and outstanding public shares, subject to applicable law.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a policy, which sets forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the Company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the Company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy includes: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the Company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy does not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

Director Independence

Nasdaq rules require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in Nasdaq rules and applicable SEC rules. Our board of directors has determined Diaco Aviki, Tyler Crabtree and Lynn A. Peterson are “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. During the period from June 13, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were $113,360 for the services Withum performed in connection with our initial public offering and the audit of our December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from June 13, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from June 13, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from June 13, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

See the “Index” to the Financial Statements commencing on page F-1 of this Form 10-K.

(2)	Financial Statements Schedules

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
4.1	Warrant Agreement, dated November 20, 2024, between the registrant and Odyssey Transfer and Trust Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
4.2	Description of Securities Registered under Section 12 of the Exchange Act
10.1	Letter Agreement, dated November 20, 2024, among the registrant, DynamixCore Holdings, LLC and each of the officers and directors of the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.2	Investment Management Trust Account Agreement, dated as of November 20, 2024, between Odyssey Transfer and Trust Company and the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.3	Registration Rights Agreement, dated as of November 20, 2024, between the registrant and certain security holders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.4	Private Placement Warrants Purchase Agreement, dated as of November 20, 2024, between the registrant and DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.5	Private Placement Warrants Purchase Agreement, dated as of November 20, 2025, between the registrant and Cohen & Company Capital Markets and Seaport Global Securities (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.6	Form of Indemnity Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2024)
10.7	Promissory Note issued to DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.8	Securities Subscription Agreement between DynamixCore Holdings, LLC and the Registrant (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
14*	Code of Ethics (inclusive of Insider Trading Policy)
24	Power of Attorney (included on signature page of this report)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIX CORPORATION

Date: March 19, 2025	By:	/s/ Andrea Bernatova
Andrea Bernatova
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrea Bernatova	Executive Chairman, Chief Executive Officer and Director	March 19, 2025
Andrea Bernatova	(Principal Executive Officer)

/s/ Nader Daylami	Chief Financial Officer	March 19, 2025
Nader Daylami	(Principal Financial and Accounting Officer)

/s/ Diaco Aviki	Director	March 19, 2025
Diaco Aviki

/s/ Tyler Crabtree	Director	March 19, 2025
Tyler Crabtree

/s/ Lynn A. Peterson	Director	March 19, 2025
Lynn A. Peterson

DYNAMIX CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Dynamix Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Dynamix Corporation (the “Company”) as of December 31, 2024, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period June 13, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period June 13, 2024 (inception) through December 31, 2024, in conformity generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 19, 2025

PCAOB ID Number 100

DYNAMIX CORPORATION

BALANCE SHEET

DECEMBER 31, 2024

Assets
Current assets
Cash and cash equivalents	$1,543,566
Prepaid expenses	1,637
Total current assets	1,545,203
Investments held in Trust Account	167,164,825
Total Assets	$168,710,028

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable	$207,608
Accrued offering costs	75,000
Over-allotment option liability	64,371
Total current liabilities	346,979
Warrant liability	2,158,000
Deferred underwriting fee	6,640,000
Total Liabilities	9,144,979

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 16,600,000 shares at redemption value of $10.07 per share	167,164,825

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 16,600,000 Class A ordinary shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	—
Accumulated deficit	(7,600,351)
Total Shareholders’ Deficit	(7,599,776)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$168,710,028

(1)	Includes an aggregate of up to 216,667 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (Note 5). In January 2025, the over-allotment option was not fully exercised resulting in 216,667 Class B ordinary shares being forfeited to the Company.

The accompanying notes are an integral part of these financial statements.

DYNAMIX CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 13, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

General and administrative expenses	$375,613
Loss from operations	(375,613)

Other income:
Change in fair value of warrant liabilities	(415,000)
Transaction costs	(116,039)
Interest earned in cash account	8,464
Dividends earned on investments held in Trust Account	749,825
Change in fair value – over-allotment liability	12,792
Total other income, net	240,042

Net loss	$(135,571)

Weighted average shares outstanding of Class A ordinary shares – basic and diluted	3,220,896

Basic and diluted net loss per ordinary share, Class A ordinary shares	$(0.02)

Weighted average shares outstanding of Class B ordinary shares – basic	4,979,104

Basic net loss per ordinary share, Class B ordinary shares	$(0.02)

Weighted average shares outstanding of Class B ordinary shares – diluted	5,395,688

Diluted net loss per ordinary share, Class B ordinary shares	$(0.02)

The accompanying notes are an integral part of these financial statements.

DYNAMIX CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JUNE 13, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

			Additional		Total
	Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — June 13, 2024 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares	5,750,000	575	24,425	—	25,000

Sale of 5,985,000 Private Placement Warrants	—	—	5,985,000	—	5,985,000

Allocated value of transaction costs to Class A ordinary shares	—	—	(22,455)	—	(22,455)

Accretion for Class A ordinary shares to redemption amount	—	—	(5,986,970)	(7,464,780)	(13,451,750)

Net loss	—	—	—	(135,571)	(135,571)

Balance – December 31, 2024	5,750,000	$575	$—	$(7,600,351)	$(7,599,776)

The accompanying notes are an integral part of these financial statements.

DYNAMIX CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 13, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

Cash Flows from Operating Activities:
Net loss	$(135,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of founder shares	16,241
Payment of operation costs through promissory note	15,420
Change in fair value of warrant liabilities	415,000
Transaction costs	116,039
Change in fair value – over-allotment liability	(12,792)
Dividends earned on investments held in Trust Account	(749,825)
Changes in operating assets and liabilities:
Prepaid expenses	(1,637)
Accounts Payable	204,305
Net cash used in operating activities	(132,820)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(166,415,000)
Net cash used in investing activities	(166,415,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	162,680,000
Proceeds from sale of Private Placement Warrants	5,985,000
Repayment of promissory note - related party	(105,274)
Payments of offering costs	(468,340)
Net cash provided by financing activities	168,091,386

Net Change in Cash	1,543,566
Cash - Beginning of period	—
Cash - End of year	$1,543,566

Non-Cash Investing and Financing Activities:
Issuance of founder shares	$25,000
Offering costs included in accrued offering costs	$78,303
Offering costs paid by promissory note	$89,854
Offering costs paid via prepaid expense	$8,759
Offering costs charged to additional paid in capital	$638,427
Over-allotment liability at IPO date	$77,163
Deferred underwriting fee payable	$6,567,193
Initial classification of warrant liability - public	$1,743,000

The accompanying notes are an integral part of these financial statements.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND LIQUIDITY

Dynamix Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 13, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from June 13, 2024 (inception) through December 31, 2024 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 20, 2024. On November 22, 2024, the Company consummated the Initial Public Offering of 16,600,000 units (the “Units”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,600,000 Units (Note 6), at $10.00 per Unit, generating gross proceeds of $166,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrant”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,985,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, in a private placement to DynamixCore Holdings, LLC, the Company’s sponsor (the “Sponsor”), and Cohen & Company Capital Markets, a division of J.V.B. Financial Group, LLC (referred to as “CCM”) and Seaport Global Securities LLC, the representatives of the underwriters of the Initial Public Offering, generating gross proceeds of $5,985,000, which is described in Note 4. Transaction costs amounted to $10,605,256, consisting of $3,320,000 of cash underwriting fee, $6,640,000 of deferred underwriting fee, and $645,256 of other offering costs.

Of those 5,985,000 Private Placement Warrants, the Sponsor purchased 3,910,000 Private Placement Warrants and the underwriters purchased 2,075,000 Private Placement Warrants.

On December 9, 2024, the Company’s Class A ordinary shares and warrants began separately trading from the Units. Those Units not separated will continue to trade on the Nasdaq Global Market under the symbol “DYNXU,” and each of the Class A ordinary shares and warrants that are separated will trade on the Nasdaq Global Market under symbols “DYNX” and “DYNXW,” respectively.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting fee held and taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Following the closing of the Initial Public Offering, on November 22, 2024, an amount of $166,415,000 ($10.025 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and the funds will be held in cash, including in demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for permitted withdrawals (means amounts withdrawn from interest earned on the Trust Account and not from the principal held in the Trust Account) to fund working capital requirements, subject to an annual limit of 10% of interest earned on funds held in the Trust Account), or for taxes payable and up to $100,000 of interest to pay dissolution expenses, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable) and not previously released to the Company, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account was initially invested at $10.025 per public share.

The ordinary shares subject to possible redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” If the Company seeks shareholder approval of the Business Combination, a majority of the issued and outstanding shares voted must be voted in favor of the Business Combination.

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.025 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.025 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these consolidated financial statements.

Liquidity and Capital Resources

As of December 31, 2024, the Company had $1,543,566 in its operating bank account, and working capital of $1,198,224.

Prior to the completion of the Initial Public Offering the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor and the issuance of 5,750,000 Class B ordinary shares at approximately $0.004 per share for gross proceeds of $25,000. On November 22, 2024, the Company repaid the total outstanding balance of the note amounting to $105,274. Subsequent to the consummation of the Initial Public Offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $5,985,000.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, and performing due diligence on prospective target companies.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, is not required to adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,543,566 in cash and cash equivalents held in a money market fund as of December 31, 2024.

Investments Held in Trust Account

At December 31, 2024, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of December 31, 2024, the Company reported $167,164,825 in investments held in the Trust Account.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity, offering costs allocated to the Public Warrants were charged to the statement of operations, while offering costs allocated to the Private Placement Warrants were charged to shareholders’ deficit as Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under liability and equity treatment, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and were accounted for as a liability pursuant to ASC 480 since the underwriters partially exercised their overallotment option at the closing of Initial Public Offering.

Warrant Instruments

The Company accounted for the Public and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Public Warrants under liability treatment and the Private Placement Warrants under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. At December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

	Shares	Amount
Gross proceeds	16,600,000	$166,000,000
Less:
Proceeds allocated to Public Warrants		(1,743,000)
Proceeds allocated to over-allotment option		(77,163)
Class A ordinary shares issuance costs		(10,466,762)
Plus:
Remeasurement of carrying value to redemption value		13,451,750
Class A Ordinary Shares subject to possible redemption, December 31, 2024	16,600,000	$167,164,825

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. The compensation expense to be recorded will be the difference between the fair value of the Class B ordinary shares sold to each of the purchasers and the cash consideration exchange as a result of the assignment or transfer. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses will be included in costs and operating expenses depending on the nature of the services provided in the statement of operations. Subsequent measurement of fair value of the share-based payment award is not required for share-based payment awards meeting the conditions for equity classification.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 216,667 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7).

	For the Period from June 13, 2024 (Inception) Through December 31, 2024
Basic net loss per ordinary share	Class A	Class B
Basic net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(53,251)	$(82,320)
Denominator:
Basic weighted average ordinary shares outstanding	3,220,896	4,979,104
Basic net loss per ordinary share	$(0.02)	$(0.02)

	For the Period from June 13, 2024 (Inception) Through December 31, 2024
Diluted net loss per ordinary share	Class A	Class B
Diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(50,677)	$(84,894)
Denominator:
Diluted weighted average ordinary shares outstanding	3,220,896	5,395,688
Diluted net loss per ordinary share	$(0.02)	$(0.02)

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on June 13, 2024 (inception). The amendments will be applied prospectively. The adoption of ASU 2023-07 has not had a material impact on the Company’s financial statements and disclosures.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, on November 22, 2024, the Company sold 16,600,000 Units at a purchase price of $10.00 per Unit, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,600,000 Units. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

In connection with the completion of the Business Combination, each holder of Public Warrants will have the right to require the Sponsor to repurchase or cause one of its affiliates to repurchase, at $0.65 per Public Warrant (exclusive of commissions), the outstanding Public Warrants held by such holder (the “Warrant Put Right”). If the Company is unable to complete its Business Combination, there will be no requirement for the Sponsor to repurchase, or to cause one of its affiliates to repurchase, the Public Warrants. Also, the Company cannot assure the Sponsor or the Company will have sufficient funds to repurchase Public Warrants pursuant to the holders’ exercise of the Warrant Put Rights.

Warrants — As of December 31, 2024, there were 14,285,000 warrants outstanding, including 8,300,000 Public Warrants and 5,985,000 Private Placement Warrants.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, or a valid exemption from registration is available. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, or a valid exemption from registration is not available, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

Under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their Public Warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of the Class A ordinary shares over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00: The Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

Additionally, if the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion, and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

NOTE 4— PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the underwriters purchased an aggregate of 5,985,000 warrants, at a price of $1.00 per warrant, or $5,985,000 in the aggregate, in a private placement. Of those 5,985,000 Private Placement Warrants, the Sponsor purchased 3,910,000 Private Placement Warrants and the underwriters purchased 2,075,000 Private Placement Warrants. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that the Private Placement Warrants do not include the Warrant Put Right (as mentioned above), and, so long as they are held by the Sponsor, the underwriters, or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to Private Placement Warrants held by the underwriters and/or its designees, will not be exercisable more than five years from the commencement of sales in this offering in accordance with Financial Industry Regulatory Authority (“FINRA”) Rule 5110(g)(8).

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 18, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founders shares to the Sponsor. The founder shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the remainder of the underwriters’ over-allotment option is not exercised, so that the number of founder shares will represent 25.0% of the Company’s issued and outstanding shares after the Initial Public Offering.

In January 2025, the underwriters’ over-allotment option expired resulting in the Sponsor forfeiting 216,667 founder shares.

On September 8, 2024, the Sponsor transferred 25,000 Class A Units representing 25,000 Founder Shares to each of the Company’s three director nominees, for an aggregate of 75,000 Class A Units representing 75,000 Founder Shares, at a price of $0.004 per Unit/share, or an aggregate purchase price of $300. The deemed transfer of founder shares to the three director nominees was granted only at the closing of the Company’s Initial Public Offering. In addition, On October 14, 2024, the Sponsor transferred 25,000 Class A Units representing 25,000 Founder Shares to the Company’s vice president at a price of $0.004 per share, or an aggregate purchase price of $100. The deemed sale of the Founders Shares to the Company’s vice president and to each of the three director nominees is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 25,000 Founder Shares deemed transferred to the Company’s vice president on October 14, 2024 is $32,250 or $1.29 per share. The Founder Shares deemed transferred to the vice president were granted subject to a service condition (i.e., being part of the Company within one year from the grant date, October 14, 2024). Stock-based compensation will be recognized ratably from the grant date in four equal quarterly installments through the first anniversary in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founder Shares. The fair value of the 75,000 shares deemed granted to the Company’s three director nominees was $96,750 or $1.29 per share. The Founders Shares deemed transferred to the Company’s three director nominees were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founders Shares.

The Company’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issued upon conversion thereof until the earlier to occur of (i) one year after the completion of the initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial shareholders with respect to any founder shares (the “Lock-up”). Notwithstanding the foregoing, if (1) the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (2) if the Company consummates a transaction after the initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the founder shares will be released from the Lock-up.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2024 or the closing of the Initial Public Offering. On November 22, 2024, the Company repaid the total outstanding balance of the note amounting to $105,274. Borrowings under the note are no longer available.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 21, 2024 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an aggregate of $30,000 per month for office space, utilities, and secretarial and administrative support services. As of December 31, 2024, the Company incurred $32,000 of administrative services fees which was included in accrued expenses line in the accompanying balance sheet.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Warrants which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) Private Placement Warrants that may be issued upon conversion of working capital loans have registration rights to require the Company to register a sale of any of its securities held and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 units to cover over-allotments. On November 22, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters partially exercised the over-allotment option to purchase an additional 1,600,000 Units. The underwriters had 45 days from the date of the Initial Public Offering to purchase the remaining 650,000 Units. In January 2025, the underwriters’ over-allotment option expired unused.

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,320,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.40 per Unit sold in the Initial Public Offering, or $6,640,000 in the aggregate, is payable to the underwriters for deferred underwriting fee. The deferred underwriting fee will become payable to the underwriters, upon the completion of the Company’s initial Business Combination, from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 16,600,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On June 18, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The founder shares include an aggregate of up to 216,667 shares subject to forfeiture to the extent that the remainder of the underwriters’ over-allotment option is not exercised, so that the number of founder shares will represent 25.0% of the Company’s issued and outstanding shares after the Initial Public Offering. As of December 31, 2024, there were 5,750,000 Class B ordinary shares issued and outstanding. In January 2025, the underwriters’ over-allotment option expired resulting in the Sponsor forfeiting 216,667 founder shares.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the Initial Public Offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Warrants issued to the Sponsor and the underwriters), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to officers and directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

Holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company, and pursuant to the amended and restated memorandum and articles of association, such actions include amending the amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.

There is no cumulative voting with respect to the appointment of directors, meaning, following the initial Business Combination, the holders of more than 50% of ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2024
Assets:
Investments held in Trust Account	1	$167,164,825
Liabilities:
Over-allotment option liability	3	$64,371
Warrant liability – Public Warrants	1	$2,158,000

At December 31, 2024, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term.

The key inputs into the Black-Scholes model were as follows at initial measurement and December 31, 2024 of the over-allotment option:

Inputs	December 31, 2024	November 22, 2024
Risk-free interest rate	4.45%	4.72%
Expected term (years)	0.12	0.12
Expected volatility	4.91%	6.23%
Exercise price	$10.00	$10.00
Fair value of over-allotment unit	$0.099	$0.119

The Public Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying balance sheet. The warrant liability was measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations. The fair value of the Public Warrants was determined using the Monte Carlo Simulation Model upon consummation of the Initial Public Offering. On December 9, 2024, the Company’s Class A ordinary shares and warrants began separately trading from the Units. On December 31, 2024, the Company’s warrant liability for the Public Warrants was based on unadjusted quoted prices at the close of market.

The following table presents the quantitative information regarding market assumptions used in the valuation of the public warrants:

Inputs	November 22, 2024
Estimated Share Price	$9.90
Exercise Price	$11.50
Term (Years)	7.0
Risk-Free Rate	4.3%
Selected Volatility	1.5%
Probability of Merger Closing and Market Adjustment	15.0%

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

The fair value of the 75,000 Founder Shares deemed transferred to the Company’s directors and 25,000 Founder Shares deemed transferred to the Company’s vice president was determined using the company’s Class A ordinary shares as a proxy and discounted based on a lack of marketability and the probability of successfully closing on a Business Combination.

As of December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

The following table presents the quantitative information regarding market assumptions used in the valuation of the Founder Shares:

Inputs	November 22, 2024
Proxy price of Class A ordinary shares	$9.90
Probability of closing on a Business Combination	15.0%
Discount for lack of marketability	13.0%

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

	Warrant liability – Public Warrants	Over-allotment option liability
Initial measurement at November 22, 2024	$1,743,000	$77,163
Change in fair value		(12,792)
Reclassification to level 1 (1)	(1,743,000)
Fair value at December 31, 2024	$—	$64,371

(1)	Assumes the Public Warrants were reclassified on December 31, 2024.

Other than the Public Warrants, there were no other transfers in or out of Level 3.

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from June 13, 2024 (Inception) Through December 31, 2024
General and administrative expenses	$375,613
Dividends earned on investments held in Trust Account	$749,825

The key measures of segment profit or loss reviewed by our CODM are dividends earned on investments held in Trust Account and general and administrative expenses. The CODM reviews dividends earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as discussed in the Notes, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 4, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta (the “service provider”), an affiliate of our sponsor owned and controlled by our chief executive officer and chief financial officer. Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial Business Combination. In consideration for these services, the Company will pay to the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account.