Form 10-Q
period 2025-03-31
Dynamix Corp
filed 2025-05-14
CIK 2028699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended

March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-42414

Dynamix Corporation

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	00-0000000
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1980 Post Oak Blvd., Suite 100

PMB 6373

Houston, TX, 77056

(Address of principal executive offices)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2025, there were 16,600,000 Class A ordinary shares, par value $0.0001 per share, and 5,533,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DYNAMIX CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025
TABLE OF CONTENTS

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DYNAMIX CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash	$1,229,430	$1,543,566
Due from Sponsor	155	—
Prepaid expenses	136,209	1,637
Total current assets	1,365,794	1,545,203

Long-term prepaid insurance	46,093	—
Investments held in Trust Account	168,724,276	167,164,825
Total Assets	$170,136,163	$168,710,028

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$456,304	$207,608
Accrued offering costs	75,000	75,000
Over-allotment option liability	—	64,371
Total current liabilities	531,304	346,979
Warrant liability	2,367,160	2,158,000
Deferred underwriting fee	6,640,000	6,640,000
Total Liabilities	9,538,464	9,144,979

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 16,600,000 shares at redemption value of $10.16 and $10.07 per share as of March 31, 2025 and December 31, 2024, respectively	168,724,276	167,164,825

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 16,600,000 Class A ordinary shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,533,333 and 5,750,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively (1)	553	575
Additional paid-in capital	—	—
Accumulated deficit	(8,127,130)	(7,600,351)
Total Shareholders’ Deficit	(8,126,577)	(7,599,776)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$170,136,163	$168,710,028

(1)	December 31, 2024, includes an aggregate of up to 216,667 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (Note 5). In January 2025, the over-allotment option expired unexercised resulting in 216,667 Class B ordinary shares being forfeited to the Company.

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

General and administrative expenses	$584,643
Loss from operations	(584,643)

Other income:
Change in fair value of warrant liabilities	(209,160)
Interest earned on cash account	12,716
Dividends earned on investments held in Trust Account	1,749,366
Change in fair value – over-allotment liability	64,371
Total other income, net	1,617,293

Net income	$1,032,650

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	16,600,000

Basic and diluted net income per redeemable Class A ordinary share	$0.05

Weighted average non-redeemable Class B ordinary shares outstanding – basic and diluted	5,328,703

Basic and diluted net income per non-redeemable Class B ordinary share	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$—	$(7,600,351)	$(7,599,776)

Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,559,451)	(1,559,451)

Forfeiture of Founder Shares	—	—	(216,667)	(22)	—	22	—

Net income	—	—	—	—	—	1,032,650	1,032,650

Balance – March 31, 2025	—	$—	5,533,333	$553	$—	$(8,127,130)	$(8,126,577)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,032,650
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	209,160
Dividends earned on investments held in Trust Account	(1,749,366)
Change in fair value – over-allotment liability	(64,371)
Changes in operating assets and liabilities:
Prepaid expenses	(180,665)
Due from Sponsor	(155)
Accounts payable and accrued liabilities	248,696
Net cash used in operating activities	(504,051)

Cash Flows from Financing Activities:
Cash withdrawn from Trust Account for working capital	189,915
Net cash provided by financing activities	189,915

Net Change in Cash	(314,136)
Cash – Beginning of period	1,543,566
Cash – End of period	$1,229,430

Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$22

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Dynamix Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 13, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from June 13, 2024 (inception) through March 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 20, 2024. On November 22, 2024, the Company consummated the Initial Public Offering of 16,600,000 units (the “Units”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,600,000 Units (Note 6), at $10.00 per Unit, generating gross proceeds of $166,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrant”). In January 2025, the underwriters’ remaining over-allotment option expired unexercised and as a result, 216,667 Class B ordinary shares were forfeited to the Company.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting fee held and taxes payable, if any, on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Following the closing of the Initial Public Offering, on November 22, 2024, an amount of $166,415,000 ($10.025 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in the trust account (the “Trust Account”), located in the United States, with Odyssey Transfer and Trust Company acting as trustee, and the funds will be held in cash, including in demand deposit accounts at a bank, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that it holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company for permitted withdrawals (means amounts withdrawn from interest earned on the Trust Account and not from the principal held in the Trust Account) to fund working capital requirements, subject to an annual limit of 10% of interest earned on funds held in the Trust Account), or for taxes payable and up to $100,000 of interest to pay dissolution expenses, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or against, the Company’s initial Business Combination, all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (which interest shall be net of taxes payable, if any) and not previously released to the Company, divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account was initially invested at $10.025 per public share.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.025 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.025 per share due to reductions in the value of the trust assets, less taxes payable, if any, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these condensed financial statements.

Liquidity and Capital Resources

As of March 31, 2025, the Company had $1,229,430 in its operating bank account, and working capital of $834,490.

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

In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40 “Presentation of Financial Statements - Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, and performing due diligence on prospective target companies.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 20, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,229,430 and $1,543,566 in cash as of March 31, 2025 and December 31, 2024, respectively.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

Investments Held in Trust Account

At March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of March 31, 2025 and December 31, 2024, the Company reported $168,724,276 and $167,164,825 in investments held in the Trust Account, respectively.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity, offering costs allocated to the Public Warrants were charged to the statement of operations, while offering costs allocated to the Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under liability and equity treatment, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature, except for the warrant liabilities (see Note 8).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At March 31, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	16,600,000	$166,000,000
Less:
Proceeds allocated to Public Warrants		(1,743,000)
Proceeds allocated to over-allotment option		(77,163)
Class A ordinary shares issuance costs		(10,466,762)
Plus:
Remeasurement of carrying value to redemption value		13,451,750
Class A Ordinary Shares subject to possible redemption, December 31, 2024	16,600,000	$167,164,825
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		1,559,451
Class A Ordinary Shares subject to possible redemption, March 31, 2025	16,600,000	$168,724,276

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2025
Basic and Diluted net income per ordinary share	Redeemable Class A	Non-redeemable Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$781,715	$250,935
Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,600,000	5,328,703
Basic and diluted net income per ordinary share	$0.05	$0.05

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

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

Warrants — As of March 31, 2025 and December 31, 2024, there were 14,285,000 warrants outstanding, including 8,300,000 Public Warrants and 5,985,000 Private Placement Warrants.

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

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 18, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founders shares to the Sponsor. The founder shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the remainder of the underwriters’ over-allotment option is not exercised, so that the number of founder shares will represent 25.0% of the Company’s issued and outstanding shares after the Initial Public Offering. Upon the Initial Public Offering, the underwriters partially exercised their over-allotment option and in January 2025, the remaining over-allotment option expired, resulting in the Sponsor forfeiting 216,667 founder shares.

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

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Founder Shares deemed transferred to the vice president were granted subject to a service condition (i.e., being part of the Company within one year from the grant date, October 14, 2024). Stock-based compensation will be recognized ratably from the grant date in four equal quarterly installments through the first anniversary in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founder Shares. The fair value of the 75,000 shares deemed granted to the Company’s three director nominees was $96,750 or $1.29 per share. The Founders Shares deemed transferred to the Company’s three director nominees were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2025 and December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founders Shares.

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 21, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $30,000 per month for office space, utilities, and secretarial and administrative support services. For the three months ended March 31, 2025, the Company incurred $90,000 of administrative services fees reported in general and administrative expenses on the statement of operations, of which $20,000 was paid during the quarter ended March 31, 2025. At March 31, 2025 and December 31, 2024, the Company owed $102,000 and $32,000, respectively, and reported these amounts in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 6. COMMITMENTS

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Units to cover over-allotments. On November 22, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters partially exercised the over-allotment option to purchase an additional 1,600,000 Units. In January 2025, the underwriters’ remaining over-allotment option expired unused.

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

Advisory Services Agreement

On February 4, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta (the “service provider”), an affiliate of the Sponsor owned and controlled by our chief executive officer and chief financial officer. Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial Business Combination. In consideration for these services, the Company will pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account. For the three months ended March 31, 2025, the Company has paid the service provider $189,915 pursuant to the advisory services agreement.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 7. STOCKHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 16,600,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On June 18, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The issued shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. Upon the Initial Public Offering, the underwriters partially exercised their over-allotment option. In January 2025, the underwriters’ remaining over-allotment option expired resulting in the Sponsor forfeiting 216,667 founder shares.

As of March 31, 2025 and December 31, 2024, there were 5,533,333 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2025	December 31, 2024
Assets:
Investments held in Trust Account	1	$168,724,276	$167,164,825
Liabilities:
Over-allotment option liability	3	$—	$64,371
Warrant liability – Public Warrants	1	$2,367,160	$2,158,000

At March 31, 2025 and December 31, 2024, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations. In January 2025, the underwriters remaining over-allotment option expired unexercised.

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

The key inputs into the Black-Scholes model were as follows at December 31, 2024 of the over-allotment option:

Inputs	December 31, 2024
Risk-free interest rate	4.45%
Expected term (years)	0.12
Expected volatility	4.91%
Exercise price	$10.00
Fair value of over-allotment unit	$0.099

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(Unaudited)

The Public Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying condensed balance sheets. The warrant liability was measured at fair value on a recurring basis, with changes in fair value presented within the statement of operations. The fair value of the Public Warrants was based on unadjusted quoted prices at the close of market as of March 31, 2025 and December 31, 2024.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Over-allotment option liability
Fair value at December 31, 2024	$64,371
Expiration of over-allotment option	(64,371)
Fair value at March 31, 2025	$—

NOTE 9. SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Three Months Ended March 31, 2025
General and administrative expenses	$584,643
Dividends earned on investments held in Trust Account	$1,749,366

The key metrics included in segment profit or loss reviewed by the CODM are dividends earned on investments held in Trust Account and general and administrative expenses. The CODM reviews dividends earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

The condensed statement of operations includes other transactions reviewed by the CODM including the change in fair value of warrant liabilities, change in fair value – over-allotment liability, and interest earned on cash. The change in fair value of warrant liabilities and change in fair value – over-allotment liability are both non-cash transactions. The interest earned on cash is monitored to ensure that the Company’s cash is earning a income for the Company.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than discussed below.

At March 31, 2025, the Company owed the Sponsor $155. On May 9, 2025, the Company repaid the Sponsor in full.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Dynamix Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to DynamixCore Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Quarterly Report, words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Quarterly Report should be read as being applicable to all forward-looking statements whenever they appear in this Quarterly Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, those detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. We maintain a corporate website at https://dynamix-corp.com. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this report. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 13, 2024 (inception) through March 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends earned on investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had a net income of $1,032,650, which consisted of dividends earned on investments held in trust account of $1,749,366, change in fair value – over-allotment liability of $64,371 and interest earned in cash account of $12,716, partially offset by general and administrative expenses of $584,643 and change in fair value of warrant liabilities of $209,160.

Liquidity and Capital Resources

Until the consummation of the initial public offering, our only source of liquidity was an initial purchase of Class B ordinary shares, par value $0.0001 (the “Class B ordinary shares” or “Founder Shares”), by the sponsor and loans from our sponsor.

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

As an additional source of liquidity, we may withdraw interest earned in the trust account to fund working capital requirements, subject to an annual limit of 10% of interest earned on funds held in the Trust Account.

On February 4, 2025, we entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC, an affiliate of our sponsor owned and controlled by our chief executive officer and chief financial officer (the “service provider”). Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial business combination. In consideration for these services, we will (i) pay to the service provider an annual fee, payable on a monthly basis, until the consummation of a business combination, and (ii) reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed an annual limit of 10% of interest earned on funds held in the trust account (the “Cap”). For the three months ended March 31, 2025, the Company has paid the service provider $189,915 pursuant to the advisory services agreement.

For the three months ended March 31, 2025, net cash used in operating activities was $504,051. Net income of $1,032,650 was affected by a change in fair value of warrant liabilities of $209,160, dividends earned on investments held in trust account of $1,749,366, and change in fair value of over-allotment liability of $64,371. Changes in operating assets and liabilities provided $67,876 of cash from operating activities.

At March 31, 2025, we had mutual funds which are invested primarily in money market funds held in the trust account of $168,724,276. We intend to use substantially all of the funds held in the trust account (including any amounts representing dividends earned on investments held in trust account, which dividends shall be net of taxes payable, if any, and excluding deferred underwriting fees) and not previously released to us pursuant to permitted withdrawals, to complete our initial business combination. We may withdraw earnings from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2025, we had cash of $1,229,430 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off- balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, pursuant to the advisory services agreement, we will pay the service provider an annual fee, payable on a monthly basis, until the consummation of a business combination. We will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed the Cap.

On April 1, 2025, we entered into a Master Services Agreement with Avenue Z Inc., under which we will pay $15,000 a month for recurring services related to the preparation, development, and implementation of certain public relations programs and services.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could materially differ from those estimates.

Over-allotment Option

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheets. The over-allotment option liability is measured at fair value on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statement of operations.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to and none of our property is subject to any material pending legal proceedings.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
4.1	Warrant Agreement, dated November 20, 2024, between the registrant and Odyssey Transfer and Trust Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.1	Letter Agreement, dated November 20, 2024, among the registrant, DynamixCore Holdings, LLC and each of the officers and directors of the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.2	Investment Management Trust Account Agreement, dated as of November 20, 2024, between Odyssey Transfer and Trust Company and the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.3	Registration Rights Agreement, dated as of November 20, 2024, between the registrant and certain security holders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.4	Private Placement Warrants Purchase Agreement, dated as of November 20, 2024, between the registrant and DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.5	Private Placement Warrants Purchase Agreement, dated as of November 20, 2025, between the registrant and Cohen & Company Capital Markets and Seaport Global Securities (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.6	Form of Indemnity Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2024)
10.7	Promissory Note issued to DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.8	Securities Subscription Agreement between DynamixCore Holdings, LLC and the Registrant (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.9	Advisory Services Agreement, dated as of February 4, 2025, by and between Registrant and Volta Tread LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 7, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May 2025.

DYNAMIX CORPORATION

By:	/s/ Andrea Bernatova
Name:	Andrea Bernatova
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nader Daylami
Name:	Nader Daylami
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)