Form 10-Q
period 2025-06-30
Dynamix Corp
filed 2025-08-13
CIK 2028699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended

June 30, 2025

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

As of August 13, 2025, there were 16,600,000 Class A ordinary shares, par value $0.0001 per share, and 5,533,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DYNAMIX CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025
TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the period from June 13, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the Period from June 13, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from June 13, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25
Part III. Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DYNAMIX CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash	$1,040,643	$1,543,566
Due from Sponsor	155	—
Prepaid expenses	118,863	1,637
Total current assets	1,159,661	1,545,203

Long-term prepaid insurance	28,395	—
Investments held in Trust Account	170,304,723	167,164,825
Total Assets	$171,492,779	$168,710,028

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$1,194,300	$207,608
Accrued offering costs	75,000	75,000
Over-allotment option liability	—	64,371
Total current liabilities	1,269,300	346,979
Warrant liability	3,234,510	2,158,000
Deferred underwriting fee	6,640,000	6,640,000
Total Liabilities	11,143,810	9,144,979

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 16,600,000 shares at redemption value of $10.26 and $10.07 per share as of June 30, 2025 and December 31, 2024, respectively	170,304,723	167,164,825

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 16,600,000 Class A ordinary shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,533,333 and 5,750,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively (1)	553	575
Additional paid-in capital	—	—
Accumulated deficit	(9,956,307)	(7,600,351)
Total Shareholders’ Deficit	(9,955,754)	(7,599,776)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$171,492,779	$168,710,028

(1)	December 31, 2024, includes an aggregate of up to 216,667 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (Note 5). In January 2025, the over-allotment option expired unexercised resulting in 216,667 Class B ordinary shares being forfeited to the Company.

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period from June 13, 2024 (Inception) Through June 30, 2024
General and administrative expenses	$1,150,121	$1,734,764	$26,661
Loss from operations	(1,150,121)	(1,734,764)	(26,661)

Other income (expense):
Change in fair value of warrant liabilities	(867,350)	(1,076,510)	—
Interest earned on cash account	10,732	23,448	—
Dividends earned on investments held in Trust Account	1,758,009	3,507,375	—
Change in fair value – over-allotment liability	―	64,371	—
Total other income, net	901,391	2,518,684	—
Net (loss) income	$(248,730)	$783,920	$(26,661)

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	16,600,000	16,600,000	—
Basic and diluted net (loss) income per share, Class A ordinary shares	$(0.01)	$0.04	$—
Weighted average non-redeemable Class B ordinary shares outstanding – basic and diluted	5,533,333	5,539,318	5,000,000
Basic and diluted net (loss) income per share, Class B ordinary shares	(0.01)	$0.04	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

THREE AND SIX MONTHS ENDED JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$—	$(7,600,351)	$(7,599,776)

Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,559,451)	(1,559,451)

Forfeiture of Founder Shares	—	—	(216,667)	(22)	—	22	—

Net income	—	—	—	—	—	1,032,650	1,032,650

Balance – March 31, 2025	—	$—	5,533,333	$553	$—	$(8,127,130)	$(8,126,577)

Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,580,447)	(1,580,447)

Net loss	—	—	—	—	—	(248,730)	(248,730)

Balance – June 30, 2025	—	$—	5,533,333	$553	$—	$(9,956,307)	$(9,955,754)

FOR THE PERIOD FROM JUNE 13, 2024 (INCEPTION) THROUGH JUNE 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 13, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Founder shares to the Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	(26,661)	(26,661)

Balance — June 30, 2024 (unaudited)	—	$—	5,750,000	$575	$24,425	$(26,661)	$(1,661)

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2025	For the period from June 13, 2024 (inception) through June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$783,920	$(26,661)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	―	16,241
Change in fair value of warrant liabilities	1,076,510
Change in fair value of over-allotment liability	(64,371)	―
Dividends earned on investments held in Trust Account	(3,507,375)	—
Changes in operating assets and liabilities:
Prepaid expenses	(145,621)	—
Due from Sponsor	(155)	—
Accounts payable and accrued liabilities	986,692	10,420
Net cash used in operating activities	(870,400)	—

Cash Flows from Financing Activities:
Cash withdrawn from Trust Account for working capital	367,477	―
Net cash provided by financing activities	367,477	―

Net Change in Cash	(502,923)	—
Cash – Beginning of period	1,543,566	—
Cash – End of period	$1,040,643	$—
Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$22	$—
Deferred offering costs included in accrued offering costs	$—	$134,137
Prepaid expenses paid in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from June 13, 2024 (inception) through June 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,040,643 in its operating bank account and a working capital deficit of $109,639.

Prior to the completion of the Initial Public Offering the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor and the issuance of 5,750,000 Class B ordinary shares at approximately $0.004 per share for gross proceeds of $25,000. On November 22, 2024, the Company repaid the total outstanding balance of the note amounting to $105,274. Subsequent to the consummation of the Initial Public Offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $5,985,000. Additionally, creditors have agreed to defer approximately $1.0 million in fees until the company completes its initial business combination.

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management plans to address this uncertainty through debt or equity financing. The Company will have until 24 months from the closing of the Initial Public Offering (or until such earlier liquidation date as our board of directors may approve) to complete a Business Combination (the “Combination Period”). There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 20, 2025. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,040,643 and $1,543,566 in cash as of June 30, 2025 and December 31, 2024, respectively.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Investments Held in Trust Account

At June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2025 and December 31, 2024, the Company reported $170,304,723 and $167,164,825 in investments held in the Trust Account, respectively.

The Company may withdrawal up to 10% of the earnings in the Trust Account for working capital purposes. For the three and six months ended June 30, 2025, the Company has withdrawn $177,562 and $367,477, respectively from the Trust Account for working capital purposes. As of June 30, 2024, the Trust Account did not exist.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	16,600,000	$166,000,000
Less:
Proceeds allocated to Public Warrants		(1,743,000)
Proceeds allocated to over-allotment option		(77,163)
Class A ordinary shares issuance costs		(10,466,762)
Plus:
Remeasurement of carrying value to redemption value		13,451,750
Class A Ordinary Shares subject to possible redemption, December 31, 2024	16,600,000	167,164,825
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		1,559,451
Class A Ordinary Shares subject to possible redemption, March 31, 2025	16,600,000	168,724,276
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		1,580,447
Class A Ordinary Shares subject to possible redemption, June 30, 2025	16,600,000	$170,304,723

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average ordinary shares outstanding for the respective period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025		For the Period from June 13, 2024 (Inception) Through June 30, 2024
	Redeemable Class A	Redeemable Class B	Redeemable Class A	Redeemable Class B	Redeemable Class A	Redeemable Class B
Basic and Diluted net (loss) income per ordinary share
Numerator:
Allocation of net (loss) income	$(186,548)	$(62,182)	$587,781	$196,139	$—	$(26,661)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,600,000	5,533,333	16,600,000	5,539,318	—	5,000,000
Basic and diluted net (loss) income per ordinary share	$(0.01)	$(0.01)	$0.04	$0.04	$—	$(0.01)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Warrants — As of June 30, 2025 and December 31, 2024, there were 14,285,000 warrants outstanding, including 8,300,000 Public Warrants and 5,985,000 Private Placement Warrants.

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

JUNE 30, 2025

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

On September 8, 2024, the Sponsor transferred 25,000 Class A Units representing 25,000 Founder Shares to each of the Company’s three director nominees, for an aggregate of 75,000 Class A Units representing 75,000 Founder Shares, at a price of $0.004 per Unit/share, or an aggregate purchase price of $300. The deemed transfer of founder shares to the three director nominees was granted only at the closing of the Company’s Initial Public Offering. In addition, On October 14, 2024, the Sponsor transferred 25,000 Class A Units representing 25,000 Founder Shares to the Company’s vice president at a price of $0.004 per share, or an aggregate purchase price of $100. The deemed sale of the Founders Shares to the Company’s vice president and to each of the three director nominees is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 25,000 Founder Shares deemed transferred to the Company’s vice president on October 14, 2024 is $32,250 or $1.29 per share.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The Founder Shares deemed transferred to the vice president were granted subject to a service condition (i.e., being part of the Company within one year from the grant date, October 14, 2024). Stock-based compensation will be recognized ratably from the grant date in four equal quarterly installments through the first anniversary in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founder Shares. The fair value of the 75,000 shares deemed granted to the Company’s three director nominees was $96,750 or $1.29 per share. The Founders Shares deemed transferred to the Company’s three director nominees were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2025 and December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founders Shares.

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 21, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $30,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six months ended June 30, 2025, the Company incurred $90,000 and $180,000, respectively of administrative services fees reported in general and administrative expenses on the statement of operations, of which $40,000 was paid during the quarter ended June 30, 2025. For the period from June 13, 2024 (inception) through June 30, 2024, no fees were incurred for these services.

At June 30, 2025 and December 31, 2024, the Company owed $152,000 and $32,000, respectively, and reported these amounts in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Advisory Services Agreement

On February 4, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta (the “service provider”), an affiliate of the Sponsor owned and controlled by our chief executive officer and chief financial officer. Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial Business Combination. In consideration for these services, the Company will pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account. For the three and six months ended June 30, 2025, the Company has paid the service provider $177,718 and $367,633, respectively, pursuant to the advisory services agreement.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 16,600,000 shares subject to possible redemption.

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

As of June 30, 2025 and December 31, 2024, there were 5,533,333 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

JUNE 30, 2025

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2025	December 31, 2024
Assets:
Investments held in Trust Account	1	$170,304,723	$167,164,825
Liabilities:
Over-allotment option liability	3	$—	$64,371
Warrant liability – Public Warrants	1	$3,234,510	$2,158,000

At June 30, 2025 and December 31, 2024, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

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

The Public Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying condensed balance sheets. The warrant liability was measured at fair value on a recurring basis, with changes in fair value presented within the statement of operations. The fair value of the Public Warrants was based on unadjusted quoted prices at the close of market as of June 30, 2025 and December 31, 2024.

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Over-allotment option liability
Fair value at December 31, 2024	$64,371
Expiration of over-allotment option	(64,371)
Fair value at March 31, 2025	—
Expiration of over-allotment option	—
Fair value at June 30, 2025	$—

NOTE 9. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CDOM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

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

	June 30, 2025	December 31, 2024
Investments held in Trust Account	$170,304,723	$167,164,825
Cash	$1,040,643	$1,543,566

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the period from June 13, 2024 (inception) through June 30, 2024
General and administrative expenses	$1,150,121	$1,734,764	$26,661
Dividends earned on investments held in Trust Account	$1,758,009	$3,507,375	$—

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

DYNAMIX CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than discussed below.

On July 20, 2025, the Company entered into a letter agreement pursuant to which the underwriters from the Company’s Initial Public Offering agreed, if the closing of the Business Combination Agreement occurs, (a) that the only consideration due and payable by the Company and its affiliates to the underwriters pursuant to the underwriting agreement for the Initial Public Offering shall be a one-time cash fee equal to $500,000 (the “Cash Fee”) payable upon the closing of the Business Combination, (b) to waive any rights to any additional consideration under the underwriting agreement for the Initial Public Offering other than the Cash Fee, including deferred underwriting commission, and (c) to forfeit 2,070,000 private placement warrants immediately prior to the closing of the Business Combination and retain 5,000 private placement warrants (which will become warrants to purchase the same number of shares of Pubco Class A Stock at the closing of the Business Combination).

On July 21, 2025, the Company and The Ether Machine, Inc., a Delaware corporation (“Pubco”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with ETH SPAC Merger Sub Ltd., a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), The Ether Reserve LLC, a Delaware limited liability company (the “Ether Reserve”), Ethos Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“SPAC Subsidiary A”), Ethos Sub 2, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC Subsidiary A (“SPAC Subsidiary B”), Ethos Sub 3, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC Subsidiary B (“Company Merger Sub”), and ETH Partners LLC, a Delaware limited liability company (the “Seller”).

For additional information regarding the Business Combination Agreement and the transactions contemplated therein, see the Current Report on Form 8-K as filed with the SEC by the Company on July 25, 2025.

Concurrently with the execution of the Business Combination Agreement, Pubco, the Ether Reserve and the Company entered into subscription agreements (collectively, the “Equity PIPE Subscription Agreements”) with certain investors (the “Equity PIPE Investors”), pursuant to which the Equity PIPE Investors agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date, shares of Pubco Class A Stock (the “Equity PIPE Shares”) for $197,100,000 in cash and a contribution of 67,121 Ether, in a private placement (the “Equity PIPE”).

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

Proposed Business Combination

On July 21, 2025, Dynamix Corporation (the “SPAC”) and The Ether Machine, Inc., a Delaware corporation (“Pubco”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with ETH SPAC Merger Sub Ltd., a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), The Ether Reserve LLC, a Delaware limited liability company (the “Company”), Ethos Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC (“SPAC Subsidiary A”), Ethos Sub 2, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC Subsidiary A (“SPAC Subsidiary B”), Ethos Sub 3, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC Subsidiary B (“Company Merger Sub”), and ETH Partners LLC, a Delaware limited liability company (the “Seller”).

For additional information regarding the Business Combination Agreement and the transactions contemplated therein, see the Current Report on Form 8-K as filed with the SEC by the Company on July 25, 2025.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 13, 2024 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends earned on investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $248,730, which consisted of dividends earned on investments held in trust account of $1,758,009, interest earned in cash account of $10,732, partially offset by general and administrative expenses of $1,150,121 and change in fair value of warrant liabilities of $867,350.

For the six months ended June 30, 2025, we had a net income of $783,920, which consisted of dividends earned on investments held in trust account of $3,507,375, change in fair value – over-allotment liability of $64,371 and interest earned in cash account of $23,448, partially offset by general and administrative expenses of $1,734,764 and change in fair value of warrant liabilities of $1,076,510.

For the period from June 13, 2024 (inception) through June 30, 2024, we had a net loss of $26,661 which primarily consist of operating and formation costs.

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

On February 4, 2025, we entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC, an affiliate of our sponsor owned and controlled by our chief executive officer and chief financial officer (the “service provider”). Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial business combination. In consideration for these services, we will (i) pay to the service provider an annual fee, payable on a monthly basis, until the consummation of a business combination, and (ii) reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed an annual limit of 10% of interest earned on funds held in the trust account (the “Cap”). For the three and six months ended June 30, 2025, the Company has paid the service provider $177,718 and $367,633, respectively, pursuant to the advisory services agreement.

For the six months ended June 30, 2025, net cash used in operating activities was $870,400. Net income of $783,920 was affected by a change in fair value of warrant liabilities of $1,076,510, dividends earned on investments held in trust account of $3,507,375, and change in fair value of over-allotment liability of $64,371. Changes in operating assets and liabilities provided $840,916 of cash from operating activities.

For the period from June 13, 2024 (inception) through June 30, 2024, net cash used in operating activities was $0. Net loss of $26,661 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $16,241. Changes in operating assets and liabilities provided $10,420 of cash from operating activities.

At June 30, 2025, we had mutual funds which are invested primarily in money market funds held in the trust account of $170,304,723. We intend to use substantially all of the funds held in the trust account (including any amounts representing dividends earned on investments held in trust account, which dividends shall be net of taxes payable, if any, and excluding deferred underwriting fees) and not previously released to us pursuant to permitted withdrawals, to complete our initial business combination. We may withdraw earnings from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2025, we had cash of $1,040,643 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of its financing and acquisition plans. The working capital deficit and the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited financial statements are issued. Management plans to address this uncertainty through debt or equity financing. There is no assurance that our plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off- balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated July 21, 2025
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
4.1	Warrant Agreement, dated November 20, 2024, between the registrant and Odyssey Transfer and Trust Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.1	Letter Agreement, dated November 20, 2024, among the registrant, DynamixCore Holdings, LLC and each of the officers and directors of the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.2	Investment Management Trust Account Agreement, dated as of November 20, 2024, between Odyssey Transfer and Trust Company and the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.3	Registration Rights Agreement, dated as of November 20, 2024, between the registrant and certain security holders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.4	Private Placement Warrants Purchase Agreement, dated as of November 20, 2024, between the registrant and DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.5	Private Placement Warrants Purchase Agreement, dated as of November 20, 2025, between the registrant and Cohen & Company Capital Markets and Seaport Global Securities (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.6	Form of Indemnity Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2024)
10.7	Promissory Note issued to DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.8	Securities Subscription Agreement between DynamixCore Holdings, LLC and the Registrant (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.9	Advisory Services Agreement, dated as of February 4, 2025, by and between Registrant and Volta Tread LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 7, 2025).
10.10	Sponsor Support Agreement dated as of July 21, 2025 by and between registrant, DynamixCore Holdings, LLC, and The Ether Machine, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.11	Form of Lock-Up Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.12	Form of Equity PIPE Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.13	Form of Equity PIPE Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.14	Form of Company Unit Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.15	Form of Company Unit Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.16	Form of Company Exchange Unit Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.17	Form of Company Exchange Unit Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.18	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.19	Contribution Agreement, dated as of July 31, 2025 by and among Spyglass Ventures PR, LLC, and The Ether Reserve LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2025.

DYNAMIX CORPORATION

By:	/s/ Andrea Bernatova
Name:	Andrea Bernatova
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nader Daylami
Name:	Nader Daylami
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)