Form 10-Q
period 2025-09-30
Dynamix Corp
filed 2025-11-06
CIK 2028699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	ETHMU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	ETHM	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, at an exercise price of $11.50 per share	ETHMW	The Nasdaq Stock Market LLC

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

As of November 3, 2025, there were 16,600,000 Class A ordinary shares, par value $0.0001 per share, and 5,533,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DYNAMIX CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Financial Statements	1
Condensed Consolidated Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the period from June 13, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and for the Period from June 13, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from June 13, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	26
Item 4. Controls and Procedures	26
Part II. Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	27
Part III. Signatures	29

i

Part I - Financial Information

Item 1. Interim Financial Statements.

DYNAMIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets
Cash	$482,352	$1,543,566
Due from Sponsor	155	—
Prepaid expenses	99,435	1,637
Total current assets	581,942	1,545,203

Long-term prepaid insurance	12,250	—
Investments held in Trust Account	171,904,018	167,164,825
Total Assets	$172,498,210	$168,710,028
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$3,355,152	$207,608
Accrued offering costs	75,000	75,000
Over-allotment option liability	—	64,371
Total current liabilities	3,430,152	346,979
Warrant liability	17,513,000	2,158,000
Deferred underwriting fee	6,640,000	6,640,000
Total Liabilities	27,583,152	9,144,979
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 16,600,000 shares at redemption value of $10.36 and $10.07 per share as of September 30, 2025 and December 31, 2024, respectively	171,904,018	167,164,825
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 16,600,000 Class A ordinary shares subject to possible redemption) as of September 30, 2025 and December 31, 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,533,333 and 5,750,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (1)	553	575
Additional paid-in capital	—	—
Accumulated deficit	(26,989,513)	(7,600,351)
Total Shareholders’ Deficit	(26,988,960)	(7,599,776)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$172,498,210	$168,710,028

(1)	December 31, 2024, includes an aggregate of up to 216,667 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (Note 5). In January 2025, the over-allotment option expired unexercised resulting in 216,667 Class B ordinary shares being forfeited to the Company.

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from June 13, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$2,940,901	$25,800	$4,675,665	$52,461
Loss from operations	(2,940,901)	(25,800)	(4,675,665)	(52,461)

Other expense:
Change in fair value of warrant liabilities	(14,278,490)	—	(15,355,000)	—
Interest earned on cash account	7,287	—	30,735	—
Dividends earned on investments held in Trust Account	1,778,193	—	5,285,568	—
Change in fair value – over-allotment liability	―	—	64,371	—
Total other expense, net	(12,493,010)	—	(9,974,326)	—
Net loss	$(15,433,911)	$(25,800)	$(14,649,991)	$(52,461)
Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	16,600,000	—	16,600,000	—
Basic and diluted net loss per share, Class A ordinary shares	$(0.70)	$—	$(0.66)	$—
Weighted average non-redeemable Class B ordinary shares outstanding – basic and diluted	5,533,333	5,000,000	5,537,301	5,000,000
Basic and diluted net loss per share, Class B ordinary shares	(0.70)	$(0.01)	$(0.66)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$—	$(7,600,351)	$(7,599,776)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,559,451)	(1,559,451)
Forfeiture of Founder Shares	—	—	(216,667)	(22)	—	22	—
Net income	—	—	—	—	—	1,032,650	1,032,650
Balance – March 31, 2025 (unaudited)	—	$—	5,533,333	$553	$—	$(8,127,130)	$(8,126,577)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,580,447)	(1,580,447)
Net loss	—	—	—	—	—	(248,730)	(248,730)
Balance – June 30, 2025 (unaudited)	—	$—	5,533,333	$553	$—	$(9,956,307)	$(9,955,754)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,599,295)	(1,599,295)
Net loss	—	—	—	—	—	(15,433,911)	(15,433,911)
Balance – September 30, 2025 (unaudited)	—	$—	5,533,333	$553	$—	$(26,989,513)	$(26,988,960)

THREE MONTHS ENDED SEPTEMBER 30, 2024 AND
FOR THE PERIOD FROM JUNE 13, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 13, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder shares to the Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(26,661)	(26,661)
Balance — June 30, 2024	—	$—	5,750,000	$575	$24,425	$(26,661)	$(1,661)
Net loss	—	—	—	—	—	(25,800)	(25,800)
Balance — September 30, 2024	—	$—	5,750,000	$575	$24,425	$(52,461)	$(27,461)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2025	For the Period from June 13, 2024 (Inception) Through September 30, 2024
Cash Flows from Operating Activities:
Net loss	$(14,649,991)	$(52,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	―	16,241
Operating costs paid through promissory note – related party	―	15,420
Change in fair value of warrant liabilities	15,355,000	―
Change in fair value of over-allotment liability	(64,371)	―
Dividends earned on investments held in Trust Account	(5,285,568)	—
Changes in operating assets and liabilities:
Prepaid expenses	(110,048)	—
Due from Sponsor	(155)	—
Accounts payable and accrued liabilities	3,147,544	20,800
Net cash used in operating activities	(1,607,589)	—
Cash Flows from Financing Activities:
Cash withdrawn from Trust Account for working capital	546,375	―
Net cash provided by financing activities	546,375	―
Net Change in Cash	(1,061,214)	—
Cash – Beginning of period	1,543,566	—
Cash – End of period	$482,352	$—
Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$22	$—
Deferred offering costs included in accrued offering costs	$—	$329,247
Deferred offering cost paid through promissory note – related party	$—	$89,854
Deferred offering costs paid through prepaid expense	$—	$8,759
Prepaid expenses paid in exchange for issuance of Class B ordinary shares	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from June 13, 2024 (inception) through September 30, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completing the proposed Business Combination (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

On December 9, 2024, the Company’s Class A ordinary shares and warrants began separately trading from the Units. Those Units not separated traded on the Nasdaq Global Market under the symbol “DYNXU,” and each of the Class A ordinary shares and warrants that are separated will trade on the Nasdaq Global Market under symbols “DYNX” and “DYNXW,” respectively. On August 27, 2025, the Company’s ticker symbols changed for its Class A ordinary shares, Units and public warrants from “DYNX,” “DYNXU” and “DYNXW,” to “ETHM,” “ETHMU” and “ETHMW,” respectively.

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these condensed consolidated financial statements.

Liquidity and Capital Resources

As of September 30, 2025, the Company had $482,352 in its operating bank account and a working capital deficit of $2,848,210.

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 20, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ethos Sub 1, Inc., Ethos Sub 2, Inc., and Ethos Sub 3, Inc. All intercompany transactions have been eliminated.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $482,352 and $1,543,566 in cash as of September 30, 2025 and December 31, 2024, respectively, and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

At September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of September 30, 2025 and December 31, 2024, the Company reported $171,904,018 and $167,164,825 in investments held in the Trust Account, respectively.

The Company may withdrawal up to 10% of the earnings in the Trust Account for working capital purposes. For the three and nine months ended September 30, 2025, the Company has withdrawn $178,898 and $546,375, respectively, from the Trust Account for working capital purposes. As of September 30, 2024, the Trust Account did not exist.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity, offering costs allocated to the Public Warrants were charged to the statements of operations, while offering costs allocated to the Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under liability and equity treatment, respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and were accounted for as a liability pursuant to ASC 480 since the underwriters partially exercised their overallotment option at the closing of Initial Public Offering.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	16,600,000	$166,000,000
Less:
Proceeds allocated to Public Warrants		(1,743,000)
Proceeds allocated to over-allotment option		(77,163)
Class A ordinary shares issuance costs		(10,466,762)
Plus:
Remeasurement of carrying value to redemption value		13,451,750
Class A Ordinary Shares subject to possible redemption, December 31, 2024	16,600,000	167,164,825
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		1,559,451
Class A Ordinary Shares subject to possible redemption, March 31, 2025	16,600,000	168,724,276
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		1,580,447
Class A Ordinary Shares subject to possible redemption, June 30, 2025	16,600,000	170,304,723
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		1,599,295
Class A Ordinary Shares subject to possible redemption, September 30, 2025	16,600,000	$171,904,018

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. The compensation expense to be recorded will be the difference between the fair value of the Class B ordinary shares sold to each of the purchasers and the cash consideration exchange as a result of the assignment or transfer. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses will be included in costs and operating expenses depending on the nature of the services provided in the statements of operations. Subsequent measurement of fair value of the share-based payment award is not required for share-based payment awards meeting the conditions for equity classification.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Redeemable Class A	Redeemable Class B	Redeemable Class A	Redeemable Class B
Basic and Diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(11,575,433)	$(3,858,478)	$(10,985,524)	$(3,664,467)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,600,000	5,533,333	16,600,000	5,537,301
Basic and diluted net loss per ordinary share	$(0.70)	$(0.70)	$(0.66)	$(0.66)

	For the Three Months Ended September 30, 2024		For the Period from June 13, 2024 (Inception) Through September 30, 2024
	Redeemable Class A	Redeemable Class B	Redeemable Class A	Redeemable Class B
Basic and Diluted net loss per ordinary share
Numerator:
Allocation of net loss	$—	$(25,800)	$—	$(52,461)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	5,000,000	—	5,000,000
Basic and diluted net loss per ordinary share	$—	$(0.01)	$—	$(0.01)

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Warrants — As of September 30, 2025 and December 31, 2024, there were 14,285,000 warrants outstanding, including 8,300,000 Public Warrants and 5,985,000 Private Placement Warrants.

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

The Founder Shares deemed transferred to the vice president were granted subject to a service condition (i.e., being part of the Company within one year from the grant date, October 14, 2024). Stock-based compensation will be recognized ratably from the grant date in four equal quarterly installments through the first anniversary in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founder Shares. The fair value of the 75,000 shares deemed granted to the Company’s three director nominees was $96,750 or $1.29 per share. The Founders Shares deemed transferred to the Company’s three director nominees were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2025 and December 31, 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founders Shares.

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 21, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $30,000 per month for office space, utilities, and secretarial and administrative support services. For the three and nine months ended September 30, 2025, the Company incurred and paid $90,000 and $270,000, respectively, of administrative services fees reported in general and administrative expenses on the statements of operations. For the period from June 13, 2024 (inception) through September 30, 2024, no fees were incurred for these services.

At September 30, 2025 and December 31, 2024, the Company owed $20,000 and $32,000, respectively, and reported these amounts in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

Advisory Services Agreement

On February 4, 2025, the Company entered into an advisory services agreement with an affiliate of the Sponsor. Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial Business Combination. In consideration for these services, the Company will pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account.

For the three and nine months ended September 30, 2025, the Company has paid the service provider $178,742 and $546,375, respectively, pursuant to the advisory services agreement.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, no such Working Capital Loans were outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

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

Advisory Services Agreement

On February 4, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta (the “service provider”), an affiliate of the Sponsor owned and controlled by our chief executive officer and chief financial officer. Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial Business Combination. In consideration for these services, the Company will pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account. For the three and nine months ended September 30, 2025, the Company has paid the service provider $178,742 and $546,375, respectively, pursuant to the advisory services agreement.

Letter agreement

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

Business Combination Agreement

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

Concurrently with the execution of the Business Combination Agreement, Pubco, the Ether Reserve and the Company entered into (i) subscription agreements (collectively, the “Equity PIPE Subscription Agreements”) with certain investors (the “Equity PIPE Investors”), pursuant to which the Equity PIPE Investors agreed to purchase, and Pubco agreed to issue and sell, on the Closing Date (as defined in the Business Combination Agreement), shares of Pubco Class A Stock (the “Equity PIPE Shares”) for $197,100,000 in cash and a contribution of 67,121 Ether, in a private placement (the “Equity PIPE”), (ii) subscription agreements with certain investors, pursuant to which such investors agreed to purchase, and Ether Reserve agreed to issue and sell Ether Reserve Class A Units (the “Subscribed Units”) for $97,000,000 in cash and a contribution of 35,615.11 Ether, in a private placement, upon the terms and subject to the conditions set forth therein and (iii) subscription agreements with certain investors, pursuant to which such investors agreed to purchase, and Ether Reserve agreed to issue and sell, on the Closing Date, Ether Reserve’s exchange units for a contribution of 47,103 Ether, in a private placement, upon the terms and subject to the conditions set forth therein.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2025 and December 31, 2024, there were no Class A ordinary shares issued or outstanding, excluding 16,600,000 shares subject to possible redemption.

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

As of September 30, 2025 and December 31, 2024, there were 5,533,333 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2025	December 31, 2024
Assets:
Investments held in Trust Account	1	$171,904,018	$167,164,825
Liabilities:
Over-allotment option liability	3	$—	$64,371
Warrant liability	1	$17,513,000	$2,158,000

At September 30, 2025 and December 31, 2024, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the statements of operations. In January 2025, the underwriters remaining over-allotment option expired unexercised.

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

The key inputs into the Black-Scholes model were as follows at December 31, 2024 of the over-allotment option:

Inputs	December 31, 2024
Risk-free interest rate	4.45%
Expected term (years)	0.12
Expected volatility	4.91%
Exercise price	$10.00
Fair value of over-allotment unit	$0.099

The Public Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying condensed consolidated balance sheets. The warrant liability was measured at fair value on a recurring basis, with changes in fair value presented within the statements of operations. The fair value of the Public Warrants was based on unadjusted quoted prices at the close of market as of September 30, 2025 and December 31, 2024.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Over-allotment option liability
Fair value at December 31, 2024	$64,371
Expiration of over-allotment option	(64,371)
Fair value at March 31, 2025	—
Expiration of over-allotment option	—
Fair value at September 30, 2025	$—

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025
(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	September 30, 2025	December 31, 2024
Investments held in Trust Account	$171,904,018	$167,164,825
Cash	$482,352	$1,543,566

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period from June 13, 2024 (Inception) Through September 30, 2024
General and administrative expenses	$2,940,901	$25,800	$4,675,665	$52,461
Dividends earned on investments held in Trust Account	$1,778,193	$—	$5,285,568	$—

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

The condensed consolidated statements of operations includes other transactions reviewed by the CODM including the change in fair value of warrant liabilities, change in fair value – over-allotment liability, and interest earned on cash. The change in fair value of warrant liabilities and change in fair value – over-allotment liability are both non-cash transactions. The interest earned on cash is monitored to ensure that the Company’s cash is earning a income for the Company.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Dynamix Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to DynamixCore Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

For additional information regarding the Business Combination Agreement and the transactions contemplated therein, see the Current Reports on Form 8-K as filed with the SEC by the Company on July 25, 2025, August 4, 2025, August 6, 2025, September 2, 2025 and September 9, 2025.

Recent Developments

Change of Ticker Symbols

On August 26, 2025, we issued a press release announcing that the ticker symbols for our Class A ordinary shares, units and public warrants will change from “DYNX,” “DYNXU” and “DYNXW,” to “ETHM,” “ETHMU” and “ETHMW,” respectively.

Company Unit Subscription Agreement

On August 29, 2025, the SPAC, Pubco and the Company entered into a subscription agreement (the “Company Unit Subscription Agreement”) with JBerns inv EM1, LLC, a Nevada limited liability company (the “Company Unit Investor”), pursuant to which the Company Unit Investor agreed to purchase, and the Company agreed to issue and sell Company Class A Units (the “Subscribed Units”) for a contribution of 150,000 ether, in a private placement (the “Company Unit Subscription”), upon the terms and subject to the conditions set forth therein. The closing of the Company Unit Subscription (the “Subscription Unit Closing”) occurred on September 8, 2025. Immediately prior to the Company Merger (as defined in the Business Combination Agreement), the Subscribed Units will be adjusted as set forth in the Company Unit Subscription Agreement. At the Company Merger Effective Time (as defined in the Business Combination Agreement), each Subscribed Unit (as adjusted) shall be converted automatically into one common non-voting unit of the Company (the “Company Exchange Units”).

Pursuant to the Company Unit Subscription Agreement, Pubco agreed to use commercially reasonable efforts to cause the non-voting Class A common stock, par value $0.01 per share, of Pubco (the “Pubco Class A Stock”) into which the Company Exchange Units held by the Company Unit Investor will be converted or convertible upon closing of the Company Merger to be registered on the registration statement on Form S-4 to be filed in connection with the Business Combination Agreement (as amended or supplemented from time to time, the “Registration Statement”). To the extent such securities are not able to be registered on the Registration Statement, Pubco has agreed to use commercially reasonable efforts to file a registration statement registering the resale of the shares of Pubco Class A Stock on a resale registration statement within 30 calendar days following the Closing Date (as defined in the Business Combination Agreement); and to use commercially reasonable efforts to have such registration statement declared effective as soon as practicable, and in any event no later than 90 calendar days after the Closing Date, subject to an extension in the event of SEC review.

For additional information regarding the Company Unit Subscription Agreement and the transactions contemplated therein, see the Current Reports on Form 8-K as filed with the SEC by the Company on September 2, 2025 and September 9, 2025.

Stockholders Agreement

On August 29, 2025, the Seller, Pubco and the Company entered into a Stockholders Agreement with the Company Unit Investor (the “Stockholders Agreement”). Pursuant to the Stockholders Agreement the parties agreed, among other things, that:

●	On and after the closing of the transactions contemplated by the Business Combination Agreement (the “Transactions”), the board of directors of Pubco (the “Board”) will consist of five directors.

●	The Company Unit Investor has the right to nominate one director to the Board (the “Subscriber Director”) and Pubco will recommend the election of the Subscriber Director and otherwise use its reasonable best efforts to cause the Subscriber Director to be elected to the Board. The Company Unit Investor committed to nominate Jeffrey Berns as the Subscriber Director for the first two full calendar years after the Subscription Unit Closing.

●	On or prior to the closing of the Transactions, Pubco and the Company will adopt a policy, which shall be approved by the Company Unit Investor (the “Treasury Reserve Policy”), under which Pubco’s and the Company’s treasury reserve assets will consist of primarily (i) cash and cash equivalents and short-term investments (“Cash Assets”) that exceed working capital requirements and (ii) ether, which will serve as the primary treasury reserve asset of Pubco and the Company on an ongoing basis, subject to market conditions and anticipated needs of the business for Cash Assets.

●	The Seller will, at any time it is then entitled to vote for the election of the Board, take all necessary action, including casting all votes to which Seller is entitled to vote, so as to ensure the Subscriber Director is elected to the Board, and not to vote to remove such Subscriber Director without the consent of the Company Unit Investor.

Pubco and the Company further agreed that after the Company Merger Effective Time, neither they nor any of their respective subsidiaries or controlled affiliates will take certain material corporate actions without the approval of four directors on the Board.

Pubco and the Company further agreed that, neither they nor any of their respective subsidiaries or controlled affiliates will take the following actions without (i) if such action occurs before the Company Merger Effective Time, the prior approval of the Company Unit Investor, and, (ii) if such action occurs after the Company Merger Effective Time, the prior approval of the Subscriber Director:

●	the (i) replacement or removal of the Manager as the sole manager of the Company or (ii) appointment of any additional person as a manager of the Company (such approval not to be unreasonably withheld), in each case before the Company Merger Effective Time;

●	any increase or decrease of the size of the Board (such approval not to be unreasonably withheld);

●	the entry by Pubco and the Company into the Second Amended and Restated Limited Liability Company Agreement in connection with the closing of the Transactions, to the extent such Second Amended and Restated Limited Liability Company Agreement is not substantially in the form attached to the Stockholders Agreement; or

●	any amendment, modification or other change to the Business Combination Agreement, any waiver by Pubco, the Company, the Seller or their respective subsidiaries thereunder, the taking of any action by the Company or the Seller that would require the consent of SPAC under the Business Combination Agreement, irrespective of whether SPAC has consented to it or the grant of consent to any action proposed to be taken by SPAC, a SPAC Subsidiary (as defined in the Business Combination Agreement) or Pubco that would require the consent of the Seller under the Business Combination Agreement, irrespective of whether the Seller has consented to it.

The Stockholders Agreement will terminate upon the earliest of the following: (a) the termination of the Business Combination Agreement, in accordance with its terms, prior to the closing of the Transactions; (b) the later to occur of (i) the date on which the Company Unit Investor, its affiliates and/or other permitted transferees under the LLC Agreement (“Permitted Transferees”), collectively, beneficially own, directly or indirectly, an equity interest in Pubco, in whatever form such equity interest is then held, of less than 10% of the then entire equity capital of Pubco (aggregating all Pubco Class A Stock outstanding and all other equity interests exchangeable or convertible into Pubco Class A Stock on an as converted/exchanged basis), and (ii) the date on which the Company Unit Investor, its affiliates and/or other Permitted Transferees, collectively, beneficially own, directly or indirectly, less than 25% of the number of Subscribed Units the Company Unit Investor purchased pursuant to the Company Unit Subscription Agreement in whatever form such securities are then held; or (c) the Company Unit Investor is no longer directly or indirectly controlled by Jeffrey Berns.

For additional information regarding the Stockholders Agreement and the transactions contemplated therein, see the Current Report on Form 8-K as filed with the SEC by the Company on September 2, 2025.

Registration Statement on Form S-4

On September 16, 2025, Pubco issued a press release announcing Pubco’s confidential submission of a draft registration statement on Form S-4 with the Securities and Exchange Commission.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 13, 2024 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, identifying a target company for a business combination and consummation of the transaction contemplated by the Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends earned on investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $15,433,911, which consisted of change in fair value of warrant liabilities of $14,278,490 and general and administrative expenses of $2,940,901, offset by dividends earned on investments held in trust account of $1,778,193 and interest earned in cash account of $7,287.

For the nine months ended September 30, 2025, we had a net loss of $14,649,991, which consisted of change in fair value of warrant liabilities of $15,355,000 and general and administrative expenses of $4,675,665, offset by dividends earned on investments held in trust account of $5,285,568, change in fair value – over-allotment liability of $64,371, and interest earned in cash account of $30,735.

For the three months ended September 30, 2024, we had a net loss of $25,800 which consisted of operating and formation costs.

For the period from June 13, 2024 (inception) through September 30, 2024, we had a net loss of $52,461 which consisted of operating and formation costs.

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

On February 4, 2025, we entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC, an affiliate of our sponsor owned and controlled by our chief executive officer and chief financial officer (the “service provider”). Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial business combination. In consideration for these services, we will (i) pay to the service provider an annual fee, payable on a monthly basis, until the consummation of a business combination, and (ii) reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed an annual limit of 10% of interest earned on funds held in the trust account (the “Cap”). For the three and nine months ended September 30, 2025, the Company has paid the service provider $178,742 and $546,375, respectively, pursuant to the advisory services agreement.

For the nine months ended September 30, 2025, net cash used in operating activities was $1,607,589. Net loss of $14,649,991 was affected by a change in fair value of warrant liabilities of $15,355,000, dividends earned on investments held in trust account of $5,285,568 and change in fair value of over-allotment liability of $64,371. Changes in operating assets and liabilities provided $3,037,341 of cash from operating activities.

For the period from June 13, 2024 (inception) through September 30, 2024, net cash used in operating activities was $0. Net loss of $52,461 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $16,241 and operating costs paid through promissory note – related party of $15,420. Changes in operating assets and liabilities provided $20,800 of cash from operating activities.

At September 30, 2025, we had mutual funds which are invested primarily in money market funds held in the trust account of $171,904,018. We intend to use substantially all of the funds held in the trust account (including any amounts representing dividends earned on investments held in trust account, which dividends shall be net of taxes payable, if any, and excluding deferred underwriting fees) and not previously released to us pursuant to permitted withdrawals, to complete our initial business combination. We may withdraw earnings from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2025, we had cash of $482,352 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off- balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters from our initial public offering were entitled to a cash underwriting fee of $0.20 per Unit, or $3,320,000 in the aggregate. The deferred underwriting fee will become payable to the underwriters, upon the completion of the Company’s initial business combination, from the amounts held in the trust account solely on amounts remaining in the trust account following all properly submitted shareholder redemptions in connection with the consummation of the initial business combination. On July 20, 2025, we entered into a letter agreement pursuant to which the underwriters agreed, if the closing of the initial business combination with the Pubco (the “Pubco BC closing”) occurs, (a) that the only consideration due and payable by us pursuant to the underwriting agreement for the initial public offering shall be a one-time cash fee equal to $500,000 (the “Cash Fee”) payable upon such closing, (b) to waive any rights to any additional consideration under the underwriting agreement other than the Cash Fee, including deferred underwriting commission, and (c) to forfeit 2,070,000 private placement warrants immediately prior to the Pubco BC closing and retain 5,000 private placement warrants (which will become warrants to purchase the same number of shares of Pubco Class A Stock at the Pubco BC closing).

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

Critical Accounting Estimates

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates that have a significant impact to our unaudited condensed consolidated financial statements.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II -Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities None.

Item 4. Mine Safety Disclosures Not Applicable.

Item 5. Other Information None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated July 21, 2025
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
4.1	Warrant Agreement, dated November 20, 2024, between the registrant and Odyssey Transfer and Trust Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.1	Letter Agreement, dated November 20, 2024, among the registrant, DynamixCore Holdings, LLC and each of the officers and directors of the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.2	Investment Management Trust Account Agreement, dated as of November 20, 2024, between Odyssey Transfer and Trust Company and the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.3	Registration Rights Agreement, dated as of November 20, 2024, between the registrant and certain security holders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.4	Private Placement Warrants Purchase Agreement, dated as of November 20, 2024, between the registrant and DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)

10.5	Private Placement Warrants Purchase Agreement, dated as of November 20, 2024, between the registrant and Cohen & Company Capital Markets and Seaport Global Securities (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.6	Form of Indemnity Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2024)
10.7	Promissory Note issued to DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.8	Securities Subscription Agreement between DynamixCore Holdings, LLC and the Registrant (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.9	Advisory Services Agreement, dated as of February 4, 2025, by and between Registrant and Volta Tread LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 7, 2025).
10.10	Sponsor Support Agreement dated as of July 21, 2025 by and between registrant, DynamixCore Holdings, LLC, and The Ether Machine, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.11	Form of Lock-Up Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.12	Form of Equity PIPE Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.13	Form of Equity PIPE Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.14	Form of Company Unit Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.15	Form of Company Unit Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.16	Form of Company Exchange Unit Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.17	Form of Company Exchange Unit Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.18	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.19	Contribution Agreement, dated as of July 21, 2025 by and among Spyglass Ventures PR, LLC, and The Ether Reserve LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.20	LLC Subscription Agreement, dated August 29, 2025, by and among SPAC, Pubco, the Company and the Company Unit Investor (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2025)
10.21	Stockholders Agreement, dated August 29, 2025, by and among the Seller, Pubco, the Company and the Company Unit Investor (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2025)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of November 2025.

DYNAMIX CORPORATION

By:	/s/ Andrea Bernatova
Name:	Andrea Bernatova
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nader Daylami
Name:	Nader Daylami
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)