Form 10-K
period 2025-12-31
Dynamix Corp
filed 2026-03-06
CIK 2028699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Dynamix Corporation

(Exact name of Registrant as specified in its Charter)

Cayman Islands	001-42414	00-0000000
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

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

As of March 3, 2026, 16,600,000 Class A ordinary shares, par value $0.0001 per share, and 5,533,333 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination (in the event that the proposed Business Combination with The Ether Machine is not consummated, each as defined herein), and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote, and we may not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	In the event that the proposed Business Combination with The Ether Machine is not consummated, the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with another target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of deferred underwriting compensation may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	In the event that the proposed Business Combination with The Ether Machine is not consummated, the requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	We may engage one or more of our underwriters of our initial public offering or one of their respective affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction.

●	We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

●	We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants may be worthless.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination.

●	If our funds held outside the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.025 per share.

●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

●	If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond 24 months before redemption from our trust account.

●	We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our public shareholders to discuss company affairs with management, and the holders of our Class A ordinary shares will not have the right to vote on the appointment or removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

●	The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

●	We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

●	Unless we complete our business combination, holders of the public warrants will not be able to exercise the warrant put right, and we may not have sufficient funds to repurchase public warrants pursuant to the holders’ exercise of the warrant put rights.

●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

PART I

Item 1. Business

General

We are a blank check company incorporated in the Cayman Islands (the “Company”) on June 13, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). We have identified a target for our business combination, as described below under “Proposed Business Combination.” If the proposed Business Combination is not completed, we will continue to review, a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete an initial business combination with any of the target businesses that we have reviewed, including the proposed Business Combination or with any other target business. As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 13, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (the “initial public offering”), which is described below, and subsequent to the initial public offering, identifying a target company for a business combination and pursuing the completion of the proposed Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the initial public offering. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash except proceeds from our initial public offering (as defined below) that is held in the trust account and invested mainly in US Treasury Bills.

On June 18, 2024, we issued an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 per share (“founder shares”) to DynamixCore Holdings, LLC (our “sponsor”), for an aggregate purchase price of $25,000. On January 7, 2025, the sponsor surrendered 216,667 founder shares for no value, resulting in 5,533,333 Class B ordinary shares outstanding.

The registration statement on Form S-1 (File No. 333-280719) for our initial public offering was declared effective by the Securities and Exchange Commission (the “SEC”) on November 20, 2024. On November 22, 2024, the Company consummated the initial public offering of 16,600,000, including 1,600,000 units as a result of the underwriters’ partial exercise of their overallotment option (the “Units”), at an offering price of $10.00 per Unit. The gross proceeds from the initial public offering were $166,000,000 in the aggregate.

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

The balance of the funds held outside of the trust account are intended to be used primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. In the future, a portion of interest income on the funds held in the trust account may be released to us as permitted withdrawals to fund our working capital requirements (subject to an annual limit of 10% of interest earned on funds held in the trust account (the “Cap”)), and to pay tax obligations. At December 31, 2025, funds held in the trust account equaled $173,392,842.

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

Proposed Business Combination

On July 21, 2025, Dynamix Corporation (the “SPAC”) and The Ether Machine, Inc., a Delaware corporation (“Pubco”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with ETH SPAC Merger Sub Ltd., a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), The Ether Reserve LLC, a Delaware limited liability company (the “LLC”), Ethos Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC (“SPAC Subsidiary A”), Ethos Sub 2, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC Subsidiary A (“SPAC Subsidiary B”), Ethos Sub 3, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC Subsidiary B (“LLC Merger Sub”), and ETH Partners LLC, a Delaware limited liability company (the “Seller”).

For additional information regarding the Business Combination Agreement and the transactions contemplated therein, see the Current Reports on Form 8-K as filed with the SEC by the Company on July 25, 2025, August 4, 2025, August 6, 2025, September 2, 2025 and September 9, 2025.

LLC Unit Subscription Agreement

On August 29, 2025, the SPAC, Pubco and the LLC entered into a subscription agreement (the “LLC Unit Subscription Agreement”) with JBerns inv EM1, LLC, a Nevada limited liability company (the “LLC Unit Investor”), pursuant to which the LLC Unit Investor agreed to purchase, and the LLC agreed to issue and sell LLC Class A Units (the “Subscribed Units”) for a contribution of 150,000 ether, in a private placement (the “LLC Unit Subscription”), upon the terms and subject to the conditions set forth therein. The closing of the LLC Unit Subscription occurred on September 8, 2025. Immediately prior to the Company Merger (as defined in the Business Combination Agreement), the Subscribed Units will be adjusted as set forth in the LLC Unit Subscription Agreement. At the Company Merger Effective Time (as defined in the Business Combination Agreement), each Subscribed Unit (as adjusted) shall be converted automatically into one common non-voting unit of the LLC (the “LLC Exchange Units”).

Pursuant to the LLC Unit Subscription Agreement, Pubco agreed to use commercially reasonable efforts to cause the non-voting Class A common stock, par value $0.01 per share, of Pubco (the “Pubco Class A Stock”) into which the LLC Exchange Units held by the LLC Unit Investor will be converted or convertible upon closing of the Company Merger to be registered on the registration statement on Form S-4 to be filed in connection with the Business Combination Agreement (as amended or supplemented from time to time, the “Registration Statement”). To the extent such securities are not able to be registered on the Registration Statement, Pubco has agreed to use commercially reasonable efforts to file a registration statement registering the resale of the shares of Pubco Class A Stock on a resale registration statement within 30 calendar days following the Closing Date (as defined in the Business Combination Agreement); and to use commercially reasonable efforts to have such registration statement declared effective as soon as practicable, and in any event no later than 90 calendar days after the Closing Date, subject to an extension in the event of SEC review.

For additional information regarding the LLC Unit Subscription Agreement and the transactions contemplated therein, see the Current Reports on Form 8-K as filed with the SEC by the Company on September 2, 2025 and September 9, 2025.

Stockholders Agreement

On August 29, 2025, the Seller, Pubco and the LLC entered into a Stockholders Agreement with the LLC Unit Investor (the “Stockholders Agreement”), which provides for board composition and director nomination rights and sets forth certain governance provisions applicable to Pubco following the closing of the business combination. For additional information regarding the Stockholders Agreement and the transactions contemplated therein, see the Current Report on Form 8-K filed with the SEC by the Company on September 2, 2025.

Registration Statement on Form S-4

On September 16, 2025, Pubco issued a press release announcing Pubco’s confidential submission of a draft registration statement on Form S-4 with the Securities and Exchange Commission.

Sources of Target Businesses

While we have identified a target for our proposed Business Combination, we may continue to evaluate other potential target businesses if the proposed Business Combination is not consummated. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

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

Business Combination Criteria

While we may acquire a business in any industry and in any geography, if the proposed Business Combination is not consummated, we plan to continue to focus our pursuit for business combination opportunities with companies operating in the energy and power value chain. These include, but are not limited to, businesses focused across energy, infrastructure and renewable sectors, including participation in E&P, midstream, oilfield services, power and digital infrastructure. We believe the oil and gas sector is comprised of hundreds of producers and midstream operators with free cash flow generative assets.

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

We intend to focus our investment effort broadly across the United States as well as global markets, including Canada, Mexico, Europe and South America. We believe that the operating expertise of our management team in the energy and power sector across multiple industry verticals will give us a large, addressable universe of prospective business combination targets. We intend to continue to target an initial business combination that has one or more of the following characteristics:

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

In evaluating a prospective target business, we expect to continue to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as reviewing financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to continue to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

If the proposed Business Combination with Ether Machine is not consummated, we may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated certificate of incorporation: (a) conduct the repurchases pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Advisory Services Agreement

On February 4, 2025, we entered into an advisory services agreement (the “advisory services agreement”) with Volta, an affiliate of our sponsor owned and controlled by our chief executive officer and chief financial officer (the “service provider”). Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial business combination. In consideration for these services, the Company will pay to the service provider an annual fee, payable on a monthly basis, until the consummation of a business combination. We will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed the Cap. For the year ended December 31, 2025 and 2024, the Company has paid the service provider $660,704 and $0, respectively, pursuant to the advisory services agreement.

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

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination (in the event that the proposed Business Combination with Ether Machine is not consummated), and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

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

As of December 31, 2025, our initial shareholders own 25% of our issued and outstanding ordinary shares.

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

As of December 31, 2025, we had $223,698 in our operating bank account and a working capital deficit of $3,396,701. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. There can be no assurances that our plans to raise capital or to consummate an initial business combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

In the event that the proposed Business Combination with Ether Machine is not consummated, the ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with another target.

In the event that the proposed Business Combination with Ether Machine is not consummated, we may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

In the event that the proposed Business Combination with Ether Machine is not consummated, the requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

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

We may not be able to complete our initial business combination, including the proposed Business Combination with Ether Machine, within the completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to us pursuant to permitted withdrawals, divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.025 per share, or possibly less, and our warrants will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.025 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.025 per share” and other risk factors described in this “Risk Factors” section.

The consummation of the proposed Business Combination with Ether Machine is subject to a number of conditions and if those conditions are not satisfied or waived, the Business Combination Agreement may be terminated in accordance with its terms and the proposed transactions may not be completed.

The Business Combination Agreement is subject to a number of conditions which must be fulfilled in order to complete the proposed Business Combination. Those conditions include, among other things: approval of certain matters by our shareholders; the consummation of the proposed transactions not being prohibited by applicable law; effectiveness of the proxy statement/prospectus relating to the proposed Business Combination; the shares to be issued in the proposed Business Combination having been approved for listing on Nasdaq or any other national securities exchange; and the funding of certain private placement investments. These conditions may not be fulfilled in a timely manner or at all, and, accordingly, the Business Combination may not be completed. In addition, we and the Seller can mutually decide to terminate the Business Combination Agreement at any time, before or after the approval of our shareholders. For additional information regarding the Business Combination Agreement and the transactions contemplated therein, see the Current Reports on Form 8-K as filed with the SEC by the Company on July 25, 2025, August 4, 2025, August 6, 2025, September 2, 2025 and September 9, 2025.

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

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders after the announcement of our initial business combination, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

○	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

○	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

○	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

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

As of December 31, 2025, we have approximately $223,698 available to us outside the trust account to fund our working capital requirements. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

In addition, we may still be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate between the securities held in the trust account at any time and instead hold all funds in the trust account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the trust account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our trust account will be guaranteed by the FDIC.

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

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the recent escalation of conflict in the Middle East and Southwest Asia and the potential for an extended regional war in the Middle East.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East and Southwest Asia. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of conflict in the Middle East, including the recent conflict between Iran and Israel and the United States’ military actions against Iran, and Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could result in an extended regional war or have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

In the event that the proposed Business Combination with Ether Machine is not consummated, we will not be limited to evaluating a target business in a particular industry sector, and you will be unable to ascertain the merits or risks of any particular target business’s operations.

In the event that the proposed Business Combination with Ether Machine is not consummated, our efforts to identify a prospective initial business combination target will not be not limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

In the event that the proposed Business Combination with Ether Machine is not consummated, there may be no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. As of December 31, 2025, there are 483,400,000 and 44,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or at any time prior thereto at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are currently no preference shares issued and outstanding.

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

In the event that the proposed Business Combination with Ether Machine is not consummated, we intend to target businesses with enterprise values greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Units, Class A ordinary shares and warrants are traded on the Nasdaq under the symbols “ETHM,” “ETHMU” and “ETHMW,” respectively. Our Units commenced public trading on November 22, 2024, and our Class A ordinary shares and warrants began separate trading on December 9, 2024. There is no trading market for our Class B ordinary shares.

Holders

As of March 3, 2026, there was one holder of record of our Units, one holder of record of our separately traded Class A ordinary shares, one holder of record of our separately traded public warrants, and one holder of record of our Class B ordinary shares.

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

Overview

 We are a blank check company incorporated in the Cayman Islands on June 13, 2024 formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our business combination using cash derived from the proceeds of the initial public offering and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Proposed Business Combination

On July 21, 2025, Dynamix Corporation and Pubco entered into the Business Combination Agreement with the SPAC Merger Sub, The Ether Reserve LLC, a Delaware limited liability company (the “Company”), Ethos Sub 1, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC (“SPAC Subsidiary A”), Ethos Sub 2, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC Subsidiary A (“SPAC Subsidiary B”), Ethos Sub 3, Inc., a Delaware corporation and wholly-owned subsidiary of SPAC Subsidiary B (“Company Merger Sub”), and ETH Partners LLC, a Delaware limited liability company (the “Seller”).

For additional information regarding the Business Combination Agreement and the transactions contemplated therein, see the Current Reports on Form 8-K as filed with the SEC by the Company on July 25, 2025, August 4, 2025, August 6, 2025, September 2, 2025 and September 9, 2025.

LLC Unit Subscription Agreement

On August 29, 2025, the SPAC, Pubco and the LLC entered into the “LLC Unit Subscription Agreement with (the LLC Unit Investor, pursuant to which the LLC Unit Investor agreed to purchase, and the LLC agreed to issue and sell the “Subscribed Units for a contribution of 150,000 ether, in a private placement (the “LLC Unit Subscription”), upon the terms and subject to the conditions set forth therein. The closing of the LLC Unit Subscription occurred on September 8, 2025. Immediately prior to the Company Merger (as defined in the Business Combination Agreement), the Subscribed Units will be adjusted as set forth in the LLC Unit Subscription Agreement. At the Company Merger Effective Time (as defined in the Business Combination Agreement), each Subscribed Unit (as adjusted) shall be converted automatically into one common non-voting unit of the LLC (the “LLC Exchange Units”).

Pursuant to the LLC Unit Subscription Agreement, Pubco agreed to use commercially reasonable efforts to cause the Pubco Class A Stock into which the LLC Exchange Units held by the LLC Unit Investor will be converted or convertible upon closing of the Company Merger to be registered on the registration statement on Form S-4 to be filed in connection with the Business Combination Agreement (as amended or supplemented from time to time, the “Registration Statement”). To the extent such securities are not able to be registered on the Registration Statement, Pubco has agreed to use commercially reasonable efforts to file a registration statement registering the resale of the shares of Pubco Class A Stock on a resale registration statement within 30 calendar days following the Closing Date (as defined in the Business Combination Agreement); and to use commercially reasonable efforts to have such registration statement declared effective as soon as practicable, and in any event no later than 90 calendar days after the Closing Date, subject to an extension in the event of SEC review.

For additional information regarding the LLC Unit Subscription Agreement and the transactions contemplated therein, see the Current Reports on Form 8-K as filed with the SEC by the Company on September 2, 2025 and September 9, 2025.

Stockholders Agreement

On August 29, 2025, the Seller, Pubco and the LLC entered into a Stockholders Agreement with the LLC Unit Investor (the “Stockholders Agreement”), which provides for board composition and director nomination rights and sets forth certain governance provisions applicable to Pubco following the closing of the business combination. For additional information regarding the Stockholders Agreement and the transactions contemplated therein, see the Current Report on Form 8-K filed with the SEC by the Company on September 2, 2025.

Registration Statement on Form S-4

On September 16, 2025, Pubco issued a press release announcing Pubco’s confidential submission of a draft registration statement on Form S-4 with the Securities and Exchange Commission.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 13, 2024 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the initial public offering, described below, identifying a target company for a business combination and pursuing the consummation of the transaction contemplated by the Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends earned on investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $13,223,196, which consisted of a change in fair value of warrant liabilities of $14,857,000 and general and administrative expenses of $5,407,466, offset by dividends earned on investments held in trust account of $6,942,927, change in fair value – over-allotment liability of $64,371 and interest earned in cash account of $33,972.

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

On February 4, 2025, we entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC, an affiliate of our sponsor owned and controlled by our chief executive officer and chief financial officer (the “service provider”). Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial business combination. In consideration for these services, we will (i) pay to the service provider an annual fee, payable on a monthly basis, until the consummation of a business combination, and (ii) reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed an annual limit of 10% of interest earned on funds held in the trust account (the “Cap”). For the year ended December 31, 2025 and for the period from June 13, 2024 (inception) through December 31, 2024, the Company has paid the service provider $660,704 and $0, respectively, pursuant to the advisory services agreement.

For the year ended December 31, 2025, net cash used in operating activities was $2,034,796. Net loss of $13,223,196 was affected by a change in fair value of warrant liabilities of $14,857,000, dividends earned on investments held in trust account of $6,942,927 and change in fair value of over-allotment liability of $64,371. Changes in operating assets and liabilities provided $3,338,698 of cash from operating activities.

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

At December 31, 2025, we had mutual funds which are invested primarily in money market funds held in the trust account of $173,392,824. We intend to use substantially all of the funds held in the trust account (including any amounts representing dividends earned on investments held in trust account, which dividends shall be net of taxes payable, if any, and excluding deferred underwriting fees) and not previously released to us pursuant to permitted withdrawals, to complete our initial business combination. We may withdraw earnings from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2025, we had cash of $223,698 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. The working capital deficit and the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Management plans to address this uncertainty through debt or equity financing. There is no assurance that our plans to raise capital or to consummate a business combination will be successful within the date that is 24 months from the closing of our initial public offering (or until such earlier liquidation date as our board of directors may approve). See “Risk Factors—Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination—Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2025 and 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off- balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates that have a significant impact to our consolidated financial statements.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Title
Andrea Bernatova	44	Chief Executive Officer and Chairman
Nader Daylami	37	Chief Financial Officer
Diaco Aviki	52	Director
Tyler Crabtree	49	Director
Lynn A. Peterson	72	Director
Philip Rajan	41	Vice President, M&A and Strategy

Andrea “Andrejka” Bernatova serves as our Chief Executive Officer and as a member of the board of directors. She currently serves as a director at Salt Creek Midstream LLC, a midstream services provider. Additionally, she currently serves as Chief Executive Officer of Dynamix Corporation III, a special purpose acquisition company, which completed its $201.25 million initial public offering in October 2025. Ms. Bernatova was the Chief Executive Officer of ESGEN, a SPAC formed in 2021. ESGEN merged with Sunergy Renewables, LLC, a provider of residential solar energy systems, other energy efficient equipment and related services, in March 2024 and was renamed Zeo Energy Corp. Ms. Bernatova served as the CFO and Senior Advisor of Enchanted Rock Energy, a resiliency microgrid company from 2019 to 2021. From 2018 to 2019, she was the CFO of Goodnight Midstream, one of the largest midstream water infrastructure companies in the U.S. Prior to Goodnight, Ms. Bernatova was the co-founder, EVP and CFO of Core Midstream, a venture infrastructure platform, from 2016 to 2018. Ms. Bernatova started her corporate career as the Vice President of Finance and Investor Relations at PennTex Midstream Partners (NA: PTXP) from 2014 to 2016. At PennTex, she was part of the management team which started the company, grew the platform significantly ultimately leading to an initial public offering in 2015 and successfully exited the company via a sale to Energy Transfer Partners, L.P. (NYSE: ET) and Eagle Claw Midstream in 2016. Prior to her corporate and entrepreneurial experiences, Ms. Bernatova was an investment banker at Morgan Stanley and Credit Suisse in New York and Houston and served in investment roles at The Blackstone Group in New York and at Mubadala Development Company, ~$250B Abu Dhabi investment fund, based in the United Arab Emirates, where she focused primarily on transactions in the renewable sector under the partnership with Masdar. Ms. Bernatova received her A.B. in Government from Harvard University with a Citation in Spanish. We believe Ms. Bernatova’s extensive knowledge of the energy industry, as well as her substantial business, leadership and management experience, brings important and valuable skills to our board of directors.

Nader Daylami serves as our Chief Financial Officer. He currently serves as a director at CarbonPath, Inc. (“CarbonPath”), a company offering industrial credit solutions to mitigate greenhouse gas emissions within the energy and industrial sectors. Additionally, he currently serves as Chief Financial Officer of Dynamix III, a special purpose acquisition company, which completed its $201.25 million initial public offering in October 2025. Mr. Daylami was the Chief Financial Officer of ESGEN, a SPAC formed in 2021. ESGEN merged with Sunergy Renewables, LLC, a provider of residential solar energy systems, other energy efficient equipment and related services, in March 2024 and was renamed Zeo Energy Corp. Prior to ESGEN, Mr. Daylami served as the Executive Vice President, Finance & Business Development, of Bruin E&P Partners, LLC (“Bruin”), a North American focused upstream oil and gas operator with over 400 operated wells in North Dakota. Mr. Daylami was part of the management team that founded Bruin in 2015, joining as Director of Finance. At Bruin, he and the management team grew the company significantly via acquisition and organic growth ultimately leading to an exit via a sale to Enerplus Corporation (NYSE: ERF) in 2021. Prior to his time at Bruin, Mr. Daylami served in multiple strategic and commercial roles at Ursa Resources Group II LLC, an upstream oil and gas company focused on oil exploration in the East Texas Eagle Ford shale and natural gas production in western Colorado. Mr. Daylami began his career as an investment banker at Morgan Stanley focused on mergers and acquisitions and capital markets in the energy sector. Mr. Daylami holds bachelor’s degrees in Economics & Mathematics from the University of California, San Diego.

Diaco Aviki serves as a member of the board of directors. Additionally, he currently serves as a member of the board of directors of Dynamix III, a special purpose acquisition company, which completed its $201.25 million initial public offering in October 2025. Mr. Aviki is currently President and the Chief Executive Officer of Woodway Energy Infrastructure. He was previously the President, Chief Executive Officer and a board member of BayoTech, Inc. Mr. Aviki joined Crestwood Midstream Partners LP (“Crestwood”) in 2017 as Chief Operating Officer, Business Development and Commercial Operations for the Gathering and Processing Division, located in Houston, Texas. In this role, Mr. Aviki led Crestwood’s gathering and processing business development activities and strategy development. Crestwood was sold to Energy Transfer LP at a valuation of $7.1 billion in November 2023. Mr. Aviki began his career with ExxonMobil Corporation (“ExxonMobil”) in 1995, where he held various domestic and international positions in their downstream, chemicals, and gas marketing business units. Mr. Aviki led the ExxonMobil gas marketing team involved with the commissioning of the ExxonMobil Golden Pass LNG Terminal where it successfully completed a re-gassified LNG send-out (a process of sending LNG at high-pressure to an onshore pipeline) prior to joining BHP Group Limited (“BHP”). At BHP, Mr. Aviki initially served as the Atlantic Basin Marketing Manager, integrating the shale acquisitions from Petrohawk Energy Corporation and Chesapeake Energy Corporation. Prior to joining Crestwood, Mr. Aviki served as the President of various midstream assets at BHP and led their commercial efforts. Mr. Aviki has a B.S. in Chemical Engineering from Auburn University and has an M.B.A. in Finance from the University of Texas. He is an advisory board member for the Engineering College and Chemical Engineering Department at Auburn University. We believe Mr. Aviki’s years of experience and first-hand knowledge of the energy industry qualify him to bring valuable and needed skills to our board of directors.

Tyler Crabtree serves as a member of the board of directors and chairman of the audit committee. Additionally, he currently serves as a member of the board of directors of Dynamix III, a special purpose acquisition company, which completed its $201.25 million initial public offering in October 2025. Mr. Crabtree has more than 25 years of experience in finance, investments and operations primarily focused on energy and commodities industries. He currently is the CEO of CarbonPath, a company offering industrial credit solutions to mitigate greenhouse gas emissions within the energy and industrial sectors. Prior to forming CarbonPath, he launched, grew and sold Bruin, a North American focused upstream oil and gas operator with over 400 operated wells in North Dakota between 2015-2021, where he served on the executive team as Chief Financial Officer. At Bruin, he was responsible for all aspects of finance and accounting including business strategy and planning, financial modelling and reporting, capital raising, midstream commercial operations, insurance, and commodity and interest rate risk management. Prior to Bruin, Mr. Crabtree served as CFO of Ursa Resources Group II LLC, an upstream oil and gas company focused on oil exploration in the East Texas Eagle Ford shale and natural gas production in western Colorado, from 2010 until 2015. Before his time in leadership at Ursa, Mr. Crabtree worked at Denham Capital, an energy and commodity focused private equity firm, where he focused on energy services, commodity processing and midstream investments. He began his energy career as an associate at El Paso Corporation in 2001 before joining Jefferies, Randall & Dewey Ltd as an investment banker in 2004. During that time, he worked on the San Fernando Pipeline JV between Petroleos Mexicanos and El Paso Corporation and on numerous power investments in Alberta Canada. Mr. Crabtree holds a bachelor’s degree in History of Science from Princeton University. We believe Mr. Crabtree’s extensive experience in the energy industry, as well as his past executive leadership and management roles, brings valuable skills to our board of directors.

Lynn A. Peterson serves as a member of the board of directors. Mr. Peterson is a seasoned industry professional with more than 40 years of experience in the oil and gas sector. Mr. Peterson held the position of Executive Chairman of the Board at Chord Energy Corporation (NYSE: CHRD) from July 2022 through December 2023. He served as a director of Denbury Inc. from 2017 until its acquisition by ExxonMobil in November 2023 and as a director of PDC Energy (Nasdaq: PDCE), prior to its merger with Chevron Corporation. Mr. Peterson brought valuable insights to the different company’s operations, strategy, and business management. As a former CEO of an oil and gas company, Mr. Peterson’s brings extensive industry knowledge and leadership skills to the DYNX Board. Mr. Peterson previously served as President, Chief Executive Officer and a director of Whiting Petroleum Corporation (NYSE: WLL) from September 2020 until its merger with Oasis Petroleum, Inc. in July 2022, forming Chord Energy Corporation. Prior to Whiting, Mr. Peterson was Chairman of the Board, Chief Executive Officer, and President of SRC Energy from 2015 to 2020, until the closing of its merger with PDC Energy. Before SRC, Mr. Peterson was a co-founder of Kodiak Oil & Gas Corporation, serving as a director from 2001 to 2014; President and Chief Executive Officer from 2002 to 2014; and Chairman of the Board from 2011 to 2014 until its acquisition by Whiting Petroleum Corporation in December 2014. Mr. Peterson graduated from the University of Northern Colorado with a Bachelor of Science in Accounting. We believe his expertise will assist our board in making informed decisions focused on sustainable growth and success.

Philip Rajan has served as our Vice President of M&A and Strategy since the commencement of the trading of our Units on the Nasdaq. He also currently serves as Executive Vice President of M&A and Strategy of Dynamix III, a special purpose acquisition company, which completed its $201.25 million initial public offering in October 2025. Mr. Rajan was a Senior Vice President at Intrepid Financial Partners, a leading energy merchant bank (“Intrepid”), from October 2021 to May 2023. Prior to Intrepid, Mr. Rajan was a Vice President at Credit Suisse from August 2015 to September 2021, where he focused on advising Upstream and Oilfield Service clients on a range of strategic advisory, M&A, and capital markets transactions. Before that, Mr. Rajan held roles in the energy groups of KeyBanc Capital Markets and Duff & Phelps, where he began his career. In total, Mr. Rajan has over 15 years of experience and has advised and managed over 35 transactions for an aggregate deal value of over $75 billion. Mr. Rajan holds a bachelor’s degree in Finance from the University of Texas at Austin and is also a CFA charter holder.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations

Individual(1)	Entity	Entity’s Business	Affiliation
Andrea Bernatova	Salt Creek Midstream LLC	Oil & Gas (Midstream)	Director
	Dynamix Corporation III	Special purpose acquisition company	Chief Executive Officer and Chairman
	DynamixCore Holdings III, LLC	Holding company	Managing Member
Nader Daylami	CarbonPath, Inc.	Software (Greenhouse gas emissions)	Director
	Dynamix Corporation III	Special purpose acquisition company	Chief Financial Officer
Diaco Aviki	Woodway Energy Infrastructure	Oil&Gas	President and Chief Executive Officer
	Dynamix Corporation III	Special purpose acquisition company	Director
Tyler Crabtree	CarbonPath, Inc.	Software (Greenhouse gas emissions)	Chief Executive Officer
	Dynamix Corporation III	Special purpose acquisition company	Director
Lynn A. Peterson	Chord Energy Corporation	Oil & Gas	Chairman
Philip Rajan	Thornhill Oaks Capital LLC	Financial Services	Managing Member
	Dynamix Corporation III	Special purpose acquisition company	Executive Vice President of M&A and Strategy

(1)	Each individual listed has a fiduciary duty with respect to each of the listed entities opposite from his/her name.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares and Class B ordinary shares as of March 3, 2026 by:

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

	Class B Ordinary Shares		Class A Ordinary Shares
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Meteora Capital, LLC(3)	—	—	2,473,400	14.9%	11.2%
DynamixCore Holdings, LLC(4)	5,533,333	100%	—	—	25%
Andrea Bernatova(4)	5,533,333	100%	—	—	25%
Nader Daylami(5)	—	—	—	—	—
Diaco Aviki(6)	—	—	—	—	—
Tyler Crabtree(6)	—	—	—	—	—
Lynn A. Peterson(6)	—	—	—	—	—
Philip Rajan(6)	—	—	—	—	—
All officers and directors as a group (six persons)	5,533,333	100%	—	—	25%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of our shareholders is 1815 Central Park Drive, Suite 1000, PMB 380, Steamboat Springs, Colorado 80487-8886.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination or at any time prior thereto at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	Based on the Schedule 13G filed with the SEC on February 6, 2026 by Meteora Capital, LLC. According to its Schedule 13G, Meteora Capital, LLC reported having shared voting power over 2,473,400 Class A ordinary shares, sole voting power over no shares, shared dispositive power over 2,473,400 Class A ordinary shares and sole dispositive power over no shares. The Schedule 13G contained information as of December 31, 2025. The address of Meteora Capital, LLC is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

(4)	DynamixCore Holdings, LLC, our sponsor, is the record holder of founder shares. Andrejka Bernatova, our Chief Executive Officer, is the sole managing member of DynamixCore Holdings, LLC. Accordingly, Ms. Bernatova may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by our sponsor. Ms. Bernatova disclaims such beneficial ownership other than to the extent of her pecuniary interest. Each of our other officers and directors is a member of our sponsor or has direct or indirect economic interests in our sponsor, and each of them disclaims any beneficial ownership other than to the extent of his or her pecuniary interest.

(5)	Mr. Daylami has an indirect interest in our founder shares through membership interests in our sponsor.

(6)	For their services as a director or an officer, as applicable, Messrs. Aviki, Crabtree, Peterson and Rajan each received membership interests in our sponsor representing 25,000 founder shares.

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

Audit Fees. For the year ended December 31, 2025 and during the period from June 13, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were $165,760 and $113,360, respectively, for the services Withum performed in connection with our initial public offering and the audit of our financial statements included in the Annual Reports on Form 10-K.

Audit-Related Fees. During the period from June 13, 2024 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from June 13, 2024 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from June 13, 2024 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

See the “Index” to the Financial Statements commencing on page F-1 of this Form 10-K.

(2)	Financial Statements Schedules

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
2.1	Business Combination Agreement, dated July 21, 2025 (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
4.1	Warrant Agreement, dated November 20, 2024, between the registrant and Odyssey Transfer and Trust Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
4.2	Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.2 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025)
10.1	Letter Agreement, dated November 20, 2024, among the registrant, DynamixCore Holdings, LLC and each of the officers and directors of the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.2	Investment Management Trust Account Agreement, dated as of November 20, 2024, between Odyssey Transfer and Trust Company and the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.3	Registration Rights Agreement, dated as of November 20, 2024, between the registrant and certain security holders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.4	Private Placement Warrants Purchase Agreement, dated as of November 20, 2024, between the registrant and DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.5	Private Placement Warrants Purchase Agreement, dated as of November 20, 2025, between the registrant and Cohen & Company Capital Markets and Seaport Global Securities (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.6	Form of Indemnity Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2024)
10.7	Promissory Note issued to DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.8	Securities Subscription Agreement between DynamixCore Holdings, LLC and the Registrant (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.9	Administrative Services Agreement, dated November 20, 2024, by and between the Company and Volta Tread LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024).
10.10	Advisory Services Agreement, dated as of February 4, 2025, by and between Registrant and Volta Tread LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 7, 2025).
10.11	Sponsor Support Agreement dated as of July 21, 2025 by and between registrant, DynamixCore Holdings, LLC, and The Ether Machine, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.12	Form of Lock-Up Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)

10.13	Form of Equity PIPE Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.14	Form of Equity PIPE Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.15	Form of Company Unit Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.16	Form of Company Unit Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.17	Form of Company Exchange Unit Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.18	Form of Company Exchange Unit Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.19	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.20	Contribution Agreement, dated as of July 21, 2025 by and among Spyglass Ventures PR, LLC, and The Ether Reserve LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.21	LLC Subscription Agreement, dated August 29, 2025, by and among SPAC, Pubco, the Company and the Company Unit Investor (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2025)
10.22	Stockholders Agreement, dated August 29, 2025, by and among the Seller, Pubco, the Company and the Company Unit Investor (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2025)
14	Code of Ethics (inclusive of Insider Trading Policy) (incorporated by reference to Exhibit 14 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025)
24	Power of Attorney (included on signature page of this report)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 20, 2025)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIX CORPORATION

Date: March 6, 2026	By:	/s/ Andrea Bernatova
Andrea Bernatova
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrea Bernatova	Executive Chairman, Chief Executive Officer and Director	March 6, 2026
Andrea Bernatova	(Principal Executive Officer)

/s/ Nader Daylami	Chief Financial Officer	March 6, 2026
Nader Daylami	(Principal Financial and Accounting Officer)

/s/ Diaco Aviki	Director	March 6, 2026
Diaco Aviki

/s/ Tyler Crabtree	Director	March 6, 2026
Tyler Crabtree

/s/ Lynn A. Peterson	Director	March 6, 2026
Lynn A. Peterson

DYNAMIX CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 100)	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2025 and for the Period from June 13, 2024 (Inception) Through December 31, 2024	F-4
Consolidated Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from June 13, 2024 (Inception) Through December 31, 2024	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from June 13, 2024 (Inception) Through December 31, 2024	F-6
Notes to Consolidated Financial Statements	F-7 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Dynamix Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dynamix Corporation (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from June 13, 2024 (inception) through December 31, 2024, and the related notes to consolidated financial statements (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from June 13, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 22, 2026, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as Dynamix Corporation’s auditor since 2024.

New York, New York

March 6, 2026

PCAOB ID Number 100

DYNAMIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets
Cash	$223,698	$1,543,566
Due from Sponsor	155	—
Prepaid expenses	72,397	1,637
Total current assets	296,250	1,545,203

Long-term prepaid insurance	730	—
Investments held in Trust Account	173,392,824	167,164,825
Total Assets	$173,689,804	$168,710,028
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$3,692,951	$207,608
Accrued offering costs	―	75,000
Over-allotment option liability	—	64,371
Total current liabilities	3,692,951	346,979
Warrant liability	17,015,000	2,158,000
Deferred underwriting fee	6,640,000	6,640,000
Total Liabilities	27,347,951	9,144,979
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 16,600,000 shares at redemption value of $10.45 and $10.07 per share as of December 31, 2025 and 2024, respectively	173,392,824	167,164,825
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 16,600,000 Class A ordinary shares subject to possible redemption) as of December 31, 2025 and 2024	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,533,333 and 5,750,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively (1)	553	575
Additional paid-in capital	—	—
Accumulated deficit	(27,051,524)	(7,600,351)
Total Shareholders’ Deficit	(27,050,971)	(7,599,776)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$173,689,804	$168,710,028

(1)	December 31, 2024, includes an aggregate of up to 216,667 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (Note 5). In January 2025, the over-allotment option expired unexercised resulting in 216,667 Class B ordinary shares being forfeited to the Company.

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from June 13, 2024 (Inception) Through December 31, 2024
General and administrative expenses	$5,407,466	$375,613
Loss from operations	(5,407,466)	(375,613)

Other (expense) income :
Change in fair value of warrant liabilities	(14,857,000)	(415,000)
Transaction costs	―	(116,039)
Interest earned on cash account	33,972	8,464
Dividends earned on investments held in Trust Account	6,942,927	749,825
Change in fair value – over-allotment liability	64,371	12,792
Total other (expense) income, net	(7,815,730)	240,042
Net loss	$(13,223,196)	$(135,571)
Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	16,600,000	3,220,896
Basic and diluted net loss per share, Class A ordinary shares	$(0.60)	$(0.02)
Weighted average non-redeemable Class B ordinary shares outstanding – basic (1)	5,536,301	4,979,104
Basic net loss per share, Class B ordinary shares	$(0.60)	$(0.02)
Weighted average non-redeemable Class B ordinary shares outstanding – diluted (1)	5,536,301	5,395,688
Diluted net loss per share, Class B ordinary shares	$(0.60)	$(0.02)

(1)	December 31, 2024, excluded an aggregate of up to 216,667 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (Note 5). In January 2025, the over-allotment option expired unexercised resulting in 216,667 Class B ordinary shares being forfeited to the Company.

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND

FOR THE PERIOD FROM JUNE 13, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 13, 2024 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares (1)	—	—	5,750,000	575	24,425	—	25,000

Sale of 5,985,000 Private Placement Warrants	—	—	—	—	5,985,000	—	5,985,000

Allocated value of transaction costs to Class A ordinary shares	—	—	—	—	(22,455)	—	(22,455)

Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	(5,986,970)	(7,464,780)	(13,451,750)

Net loss	—	—	—	—	—	(135,571)	(135,571)

Balance — December 31, 2024	—	—	5,750,000	575	―	(7,600,351)	(7,599,776)

Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(6,227,999)	(6,227,999)

Forfeiture of Founder Shares	—	—	(216,667)	(22)	—	22	―

Net loss	—	—	—	—	—	(13,223,196)	(13,223,196)

Balance — December 31, 2025	—	$—	5,533,333	$553	$ ―	$(27,051,524)	$(27,050,971)

(1)	December 31, 2024, includes an aggregate of up to 216,667 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full by the underwriters (Note 5). In January 2025, the over-allotment option expired unexercised resulting in 216,667 Class B ordinary shares being forfeited to the Company.

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from June 13, 2024 (Inception) Through December 31, 2024
Cash Flows from Operating Activities:
Net loss	$(13,223,196)	$(135,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	―	16,241
Operating costs paid through promissory note – related party	―	15,420
Change in fair value of warrant liabilities	14,857,000	415,000
Transaction costs	―	116,039
Change in fair value of over-allotment liability	(64,371)	(12,792)
Dividends earned on investments held in Trust Account	(6,942,927)	(749,825)
Changes in operating assets and liabilities:
Prepaid expenses	(71,490)	(1,637)
Due from Sponsor	(155)	—
Accounts payable and accrued liabilities	3,410,343	204,305
Net cash used in operating activities	(2,034,796)	(132,820)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	―	(166,415,000)
Net cash used in investing activities	―	(166,415,000)

Cash Flows from Financing Activities:
Cash withdrawn from Trust Account for working capital	714,928	―
Proceeds from sale of Units, net of underwriting discounts paid	―	162,680,000
Proceeds from sale of Private Placement Warrants	―	5,985,000
Repayment of promissory note - related party	―	(105,274)
Payments of offering costs	―	(468,340)
Net cash provided by financing activities	714,928	168,091,386

Net Change in Cash	(1,319,868)	1,543,566
Cash – Beginning of period	1,543,566	—
Cash – End of period	$223,698	$1,543,566
Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$22	$—
Issuance of Founder Shares	$—	$25,000
Offering costs included in accrued offering costs	$—	$78,303
Offering costs paid by promissory note	$—	$89,854
Offering costs paid via prepaid expense	$—	$8,759
Offering costs charged to additional paid in capital	$—	$638,427
Over-allotment liability at IPO date	$—	$77,163
Deferred underwriting fee payable	$—	$6,567,193
Initial classification of warrant liability - public	$—	$1,743,000

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

Dynamix Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on June 13, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 13, 2024 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completing the proposed Business Combination (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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
DECEMBER 31, 2025

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
DECEMBER 31, 2025

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

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the risk of escalations of other military conflicts have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these financial statements.

Going Concern Considerations

As of December 31, 2025, the Company had $223,698 in its operating bank account and a working capital deficit of $3,396,701.

Prior to the completion of the Initial Public Offering the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor and the issuance of 5,750,000 Class B ordinary shares (“Founder Shares”) at approximately $0.004 per share for gross proceeds of $25,000. On November 22, 2024, the Company repaid the total outstanding balance of the note amounting to $105,274. Subsequent to the consummation of the Initial Public Offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $5,985,000. Additionally, creditors have agreed to defer approximately $1.0 million in fees until the company completes its initial Business Combination.

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of financing and acquisition plans. Additionally, the Company has 24 months from the closing of the Initial Public Offering (November 22, 2026 or until such earlier liquidation date as our board of directors may approve) to complete a Business Combination (the “Combination Period”). The working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through debt or equity financing and the completion of its proposed Business Combination (see Note 6). There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

NOTE 2— SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ethos Sub 1, Inc., Ethos Sub 2, Inc., and Ethos Sub 3, Inc. All intercompany transactions have been eliminated.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $223,698 and $1,543,566 in cash as of December 31, 2025 and 2024, respectively, and no cash equivalents as of December 31, 2025 and 2024, respectively.

Investments Held in Trust Account

At December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of December 31, 2025 and 2024, the Company reported $173,392,824 and $167,164,825 in investments held in the Trust Account, respectively.

The Company may withdraw up to 10% of the earnings in the Trust Account for working capital purposes. For the year ended December 31, 2025 and for the period from June 13, 2024 (inception) through December 31, 2024, the Company withdrew $714,928 and $0, respectively, from the Trust Account for working capital purposes.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity, offering costs allocated to the Public Warrants were charged to the consolidated statements of operations, while offering costs allocated to the Private Placement Warrants were charged to shareholders’ deficit as the Public Warrants and Private Placement Warrants after management’s evaluation were accounted for under liability and equity treatment, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to its short-term nature, except for the warrant liabilities (see Note 8).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the consolidated balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and were accounted for as a liability pursuant to ASC 480 since the underwriters partially exercised their overallotment option at the closing of Initial Public Offering.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets. At December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	16,600,000	$166,000,000
Less:
Proceeds allocated to Public Warrants		(1,743,000)
Proceeds allocated to over-allotment option		(77,163)
Class A ordinary shares issuance costs		(10,466,762)
Plus:
Remeasurement of carrying value to redemption value		13,451,750
Class A Ordinary Shares subject to possible redemption, December 31, 2024	16,600,000	167,164,825
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		6,227,999
Class A Ordinary Shares subject to possible redemption, December 31, 2025	16,600,000	$173,392,824

Share-Based Compensation

The Company records share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Share Compensation” (“ASC 718”), guidance to account for its share-based compensation. It defines a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. The compensation expense to be recorded will be the difference between the fair value of the Class B ordinary shares sold to each of the purchasers and the cash consideration exchange as a result of the assignment or transfer. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service. Share-based compensation expenses will be included in costs and operating expenses depending on the nature of the services provided in the consolidated statements of operations. Subsequent measurement of fair value of the share-based payment award is not required for share-based payment awards meeting the conditions for equity classification.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period. For the period from June 13, 2024 (inception) through December 31, 2024, weighted average shares were reduced for the effect of an aggregate of 216,667 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7).

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net loss per ordinary share for each class of ordinary shares:

	For the Year Ended December 31, 2025		For the Period from June 13, 2024 (Inception) Through December 31, 2024
	Class A	Class B	Class A	Class B
Basic net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(9,916,067)	$(3,307,129)	$(53,251)	$(82,320)

Denominator:
Basic weighted average ordinary shares outstanding	16,600,000	5,536,301	3,220,896	4,979,104
Basic net loss per ordinary share	$(0.60)	$(0.60)	$(0.02)	$(0.02)

	For the Year Ended December 31, 2025		For the Period from June 13, 2024 (Inception) Through December 31, 2024
	Class A	Class B	Class A	Class B
Diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(9,916,067)	$(3,307,129)	$(50,677)	$(84,894)

Denominator:
Diluted weighted average ordinary shares outstanding	16,600,000	5,536,301	3,220,896	5,395,688
Diluted net loss per ordinary share	$(0.60)	$(0.60)	$(0.02)	$(0.02)

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Warrants — As of December 31, 2025 and 2024, there were 14,285,000 warrants outstanding, including 8,300,000 Public Warrants and 5,985,000 Private Placement Warrants.

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

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On June 18, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Founder Shares to the Sponsor. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the remainder of the underwriters’ over-allotment option is not exercised, so that the number of Founder Shares will represent 25.0% of the Company’s issued and outstanding shares after the Initial Public Offering. Upon the Initial Public Offering, the underwriters partially exercised their over-allotment option and in January 2025, the remaining over-allotment option expired, resulting in the Sponsor forfeiting 216,667 Founder Shares.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

On September 8, 2024, the Sponsor transferred 25,000 Class A Units representing 25,000 Founder Shares to each of the Company’s three director nominees, for an aggregate of 75,000 Class A Units representing 75,000 Founder Shares, at a price of $0.004 per Unit/share, or an aggregate purchase price of $300. The deemed transfer of Founder Shares to the three director nominees was granted only at the closing of the Company’s Initial Public Offering. In addition, On October 14, 2024, the Sponsor transferred 25,000 Class A Units representing 25,000 Founder Shares to the Company’s vice president at a price of $0.004 per share, or an aggregate purchase price of $100. The deemed sale of the Founder Shares to the Company’s vice president and to each of the three director nominees is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 25,000 Founder Shares deemed transferred to the Company’s vice president on October 14, 2024 is $32,250 or $1.29 per share.

The Founder Shares deemed transferred to the vice president were granted subject to a service condition (i.e., being part of the Company within one year from the grant date, October 14, 2024). Stock-based compensation will be recognized ratably from the grant date in four equal quarterly installments through the first anniversary in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founder Shares. The fair value of the 75,000 shares deemed granted to the Company’s three director nominees was $96,750 or $1.29 per share. The Founder Shares deemed transferred to the Company’s three director nominees were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2025 and 2024, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founder Shares.

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 21, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $30,000 per month for office space, utilities, and secretarial and administrative support services. For the year ended December 31, 2025 and for the period from June 13, 2024 (inception) through December 31, 2024, the Company incurred $360,000 and $32,000, respectively, of administrative services fees reported in general and administrative expenses on the consolidated statements of operations. At December 31, 2025 and 2024, the Company owed $40,000 and $32,000, respectively, and reported these amounts in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

For the year ended December 31, 2025 and 2024, the Company has paid the service provider $660,704 and $0, respectively, pursuant to the advisory services agreement.

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, no such Working Capital Loans were outstanding.

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

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

Advisory Services Agreement

On February 4, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta (the “service provider”), an affiliate of the Sponsor owned and controlled by our chief executive officer and chief financial officer. Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial Business Combination. In consideration for these services, the Company will pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account. For the year ended December 31, 2025 and 2024, the Company has paid the service provider $660,704 and $0, respectively, pursuant to the advisory services agreement.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2025 and 2024, there were no Class A ordinary shares issued or outstanding, excluding 16,600,000 shares subject to possible redemption.

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

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

As of December 31, 2025 and 2024, there were 5,533,333 and 5,750,000 Class B ordinary shares issued and outstanding, respectively.

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

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	December 31, 2025	December 31, 2024
Assets:
Investments held in Trust Account	1	$173,392,824	$167,164,825
Liabilities:
Over-allotment option liability	3	$—	$64,371
Warrant liability	1	$17,015,000	$2,158,000

At December 31, 2025 and 2024, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the consolidated balance sheets. The over-allotment option liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within changes in fair value of over-allotment option liability in the consolidated statements of operations. In January 2025, the underwriters remaining over-allotment option expired unexercised.

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

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

The Public Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying consolidated balance sheets. The warrant liability was measured at fair value on a recurring basis, with changes in fair value presented within the consolidated statements of operations. The fair value of the Public Warrants was based on unadjusted quoted prices at the close of market as of December 31, 2025 and 2024.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Over-allotment option liability
Fair value at December 31, 2024	$64,371
Expiration of over-allotment option	(64,371)
Fair value at December 31, 2025	$—

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2025	December 31, 2024
Investments held in Trust Account	$173,392,824	$167,164,825
Cash	$223,698	$1,543,566

	For the Year Ended December 31, 2025	For the Period from June 13, 2024 (Inception) Through December 31, 2024
General and administrative expenses	$5,407,466	$375,613
Dividends earned on investments held in Trust Account	$6,942,927	$749,825

DYNAMIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

The consolidated statements of operations includes other transactions reviewed by the CODM including the change in fair value of warrant liabilities, change in fair value – over-allotment liability, and interest earned on cash. The change in fair value of warrant liabilities and change in fair value – over-allotment liability are both non-cash transactions. The interest earned on cash is monitored to ensure that the Company’s cash is earning an income for the Company.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than noted below, that would have required adjustment or disclosure in the financial statements.

On February 20, 2026, the Company repaid the Sponsor $155.