Form 10-Q
period 2026-03-31
Dynamix Corp
filed 2026-05-14
CIK 2028699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	DYNCU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	DYNC	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share, at an exercise price of $11.50 per share	DYNCW	The Nasdaq Stock Market LLC

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

As of May 8, 2026, there were 16,600,000 Class A ordinary shares, par value $0.0001 per share, and 5,533,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DYNAMIX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DYNAMIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash	$154,849	$223,698
Due from Sponsor	311	155
Prepaid expenses	114,699	72,397
Total current assets	269,859	296,250

Long-term prepaid insurance	—	730
Investments held in Trust Account	174,762,568	173,392,824
Total Assets	$175,032,427	$173,689,804
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$3,714,634	$3,652,951
Due to related party	110,000	40,000
Total current liabilities	3,824,634	3,692,951
Warrant liability	7,138,000	17,015,000
Deferred underwriting fee	6,640,000	6,640,000
Total Liabilities	17,602,634	27,347,951
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 16,600,000 shares at redemption value of $10.53 and $10.45 per share as of March 31, 2026 and December 31, 2025, respectively	174,762,568	173,392,824
Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 16,600,000 Class A ordinary shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,533,333 shares issued and outstanding as of March 31, 2026 and December 31, 2025	553	553
Additional paid-in capital	—	—
Accumulated deficit	(17,333,328)	(27,051,524)
Total Shareholders’ Deficit	(17,332,775)	(27,050,971)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$175,032,427	$173,689,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
General and administrative expenses	$314,216	$584,643
Loss from operations	(314,216)	(584,643)

Other income (expense):
Change in fair value of warrant liabilities	9,877,000	(209,160)
Interest earned on cash account	1,286	12,716
Dividends earned on investments held in Trust Account	1,523,870	1,749,366
Change in fair value – over-allotment liability	—	64,371
Total other income, net	11,402,156	1,617,293
Net income	$11,087,940	$1,032,650
Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	16,600,000	16,600,000
Basic and diluted net income per share, Class A ordinary shares	$0.50	$0.05
Weighted average non-redeemable Class B ordinary shares outstanding – basic and diluted (1)	5,533,333	5,328,703
Basic and diluted net income per share, Class B ordinary shares	$0.50	$0.05

(1)	On January 5, 2025, the over-allotment option expired unexercised resulting in 216,667 Class B ordinary shares being forfeited to the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2025	—	$—	5,533,333	$553	$—	$(27,051,524)	$(27,050,971)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,369,744)	(1,369,744)
Net income	—	—	—	—	—	11,087,940	11,087,940
Balance – March 31, 2026 (unaudited)	—	$—	5,533,333	$553	$—	$(17,333,328)	$(17,332,775)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2024	—	$—	5,750,000	$575	$—	$(7,600,351)	$(7,599,776)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,559,451)	(1,559,451)
Forfeiture of Founder Shares	—	—	(216,667)	(22)	—	22	—
Net income	—	—	—	—	—	1,032,650	1,032,650
Balance – March 31, 2025	—	$—	5,533,333	$553	$—	$(8,127,130)	$(8,126,577)

(1)	On January 5, 2025, the over-allotment option expired unexercised resulting in 216,667 Class B ordinary shares being forfeited to the Company.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$11,087,940	$1,032,650
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(9,877,000)	209,160
Change in fair value of over-allotment liability	—	(64,371)
Dividends earned on investments held in Trust Account	(1,523,870)	(1,749,366)
Changes in operating assets and liabilities:
Prepaid expenses	(41,572)	(180,665)
Due from Sponsor	(156)	(155)
Accounts payable and accrued liabilities	131,683	248,696
Net cash used in operating activities	(222,975)	(504,051)

Cash Flows from Financing Activities:
Cash withdrawn from Trust Account for working capital	154,126	189,915
Net cash provided by financing activities	154,126	189,915

Net Change in Cash	(68,849)	(314,136)
Cash – Beginning of period	223,698	1,543,566
Cash – End of period	$154,849	$1,229,430
Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$—	$22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Dynamix Corporation (the “Company” or “Dynamix”) is a blank check company incorporated as a Cayman Islands exempted company on June 13, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 13, 2024 (inception) through March 31, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completing the proposed Business Combination (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 20, 2024. On November 22, 2024, the Company consummated the Initial Public Offering of 16,600,000 units (the “Units”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,600,000 Units (Note 6), at $10.00 per Unit, generating gross proceeds of $166,000,000, which is discussed in Note 3. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrant”). On January 5, 2025, the underwriters’ remaining over-allotment option expired unexercised and as a result, 216,667 Class B ordinary shares were forfeited to the Company.

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

On April 30, 2026, the Company announced that it will change its ticker symbol of Class A ordinary shares on the NASDAQ from “ETHM” to “DYNC”. In addition, the ticker symbol for the Units will change from “ETHMU” to “DYNCU” and the ticker symbol for the public warrants will change from “ETHMW” to “DYNCW.” The ticker symbol changes took place at the opening of trading on May 1, 2026.

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
MARCH 31, 2026
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

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined herein) and public shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the escalation of conflict in the Middle East, including the recent conflict between Iran and Israel and the United States’ military actions against Iran, and other potential conflicts in Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel, Iran and its neighboring states and other countries have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these financial statements.

Going Concern Considerations

As of March 31, 2026, the Company had $154,849 in its operating bank account and a working capital deficit of $3,554,775.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” the Company has incurred and expects to continue to incur significant costs in pursuit of financing and acquisition plans. Additionally, the Company has 24 months from the closing of the Initial Public Offering (November 22, 2026 or until such earlier liquidation date as our board of directors may approve) to complete a Business Combination (the “Combination Period”). The working capital deficit and the expectation of significant future costs raises substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through debt or equity financing and the completion of its proposed Business Combination (see Note 6). There are no assurances that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 6, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ethos Sub 1, Inc., Ethos Sub 2, Inc., and Ethos Sub 3, Inc. All intercompany transactions have been eliminated.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $154,849 and $223,698 in cash as of March 31, 2026 and December 31, 2025, respectively, and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Investments Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of March 31, 2026 and December 31, 2025, the Company reported $174,762,568 and $173,392,824 in investments held in the Trust Account, respectively.

The Company may withdraw up to 10% of the earnings in the Trust Account for working capital purposes. For the three months ended March 31, 2026 and 2025, the Company withdrew $154,126 and $189,915, respectively, from the Trust Account for working capital purposes.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature, except for the warrant liabilities (see Note 8).

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and were accounted for as a liability pursuant to ASC 480 since the underwriters partially exercised their over-allotment option at the closing of Initial Public Offering.

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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. At March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Class A Ordinary Shares subject to possible redemption, December 31, 2024	16,600,000	$167,164,825
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		6,227,999
Class A Ordinary Shares subject to possible redemption, December 31, 2025	16,600,000	173,392,824
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		1,369,744
Class A Ordinary Shares subject to possible redemption, March 31, 2026	16,600,000	$174,762,568

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. For the period from June 13, 2024 (inception) through December 31, 2024, weighted average shares were reduced for the effect of an aggregate of 216,667 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters. On January 5, 2025, the underwriters’ remaining over-allotment option expired resulting in the Sponsor forfeiting 216,667 Founder Shares (see Note 7).

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$8,315,955	$2,771,985	$781,715	$250,935

Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,600,000	5,533,333	16,600,000	5,328,703
Basic and diluted net income per ordinary share	$0.50	$0.50	$0.05	$0.05

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
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

Warrants — As of March 31, 2026 and December 31, 2025, there were 14,285,000 warrants outstanding, including 8,300,000 Public Warrants and 5,985,000 Private Placement Warrants.

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 18, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 Founder Shares to the Sponsor. The Founder Shares include an aggregate of up to 750,000 shares subject to forfeiture to the extent that the remainder of the underwriters’ over-allotment option is not exercised, so that the number of Founder Shares will represent 25.0% of the Company’s issued and outstanding shares after the Initial Public Offering. Upon the Initial Public Offering, the underwriters partially exercised their over-allotment option and on January 5, 2025, the remaining over-allotment option expired, resulting in the Sponsor forfeiting 216,667 Founder Shares.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

The Founder Shares deemed transferred to the vice president were granted subject to a service condition (i.e., being part of the Company within one year from the grant date, October 14, 2024). Stock-based compensation will be recognized ratably from the grant date in four equal quarterly installments through the first anniversary in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founder Shares. The fair value of the 75,000 shares deemed granted to the Company’s three director nominees was $96,750 or $1.29 per share. The Founder Shares deemed transferred to the Company’s three director nominees were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2026 and December 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founder Shares.

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 21, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $30,000 per month for office space, utilities, and secretarial and administrative support services. For the three months ended March 31, 2026 and 2025, the Company incurred $90,000 of administrative services fees reported in general and administrative expenses on the condensed consolidated statements of operations of which $20,000 was paid during the quarters ended March 31, 2026 and 2025. At March 31, 2026 and December 31, 2025, the Company owed $110,000 and $40,000, respectively, and reported these amounts in due to related party in the accompanying condensed consolidated balance sheets.

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

For the three months ended March 31, 2026 and 2025, the Company has paid the service provider $54,298 and $189,915, respectively, pursuant to the advisory services agreement.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 Units to cover over-allotments. On November 22, 2024, simultaneously with the closing of the Initial Public Offering, the underwriters partially exercised the over-allotment option to purchase an additional 1,600,000 Units. On January 5, 2025, the underwriters’ remaining over-allotment option expired unused.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The underwriters were entitled to a cash underwriting discount of $0.20 per Unit, or $3,320,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, $0.40 per Unit sold in the Initial Public Offering, or $6,640,000 in the aggregate, is payable to the underwriters for deferred underwriting fee. The deferred underwriting fee will become payable to the underwriters, upon the completion of the Company’s initial Business Combination, from the amounts held in the Trust Account solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination. In the event that the Company is unable to consummate a Business Combination and liquidation of the Trust Account is commenced as provided in the trust agreement, the underwriters will forfeit such deferred underwriting fees.

Advisory Services Agreement

On February 4, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta (the “service provider”), an affiliate of the Sponsor owned and controlled by our chief executive officer and chief financial officer. Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial Business Combination. In consideration for these services, the Company will pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account. For the three months ended March 31, 2026 and 2025, the Company has paid the service provider $54,298 and $189,915, respectively, pursuant to the advisory services agreement.

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

Termination Agreement

On April 8, 2026 the Company and the Seller entered into a Termination Agreement pursuant to which the parties agreed to terminate the Business Combination Agreement. By virtue of the termination of the Business Combination Agreement, the ETHM Subscription Agreements and the Contribution Agreement (each as defined in the Business Combination Agreement) terminated in accordance with their terms.

Pursuant to the Termination Agreement, the Company was entitled to receive $50,000,000 within 15 days of April 8, 2026, which was received on April 10, 2026. The Termination Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Business Combination Agreement. The Termination Agreement also contains a covenant not to sue, a mutual non-disparagement agreement, and other customary terms. For additional information regarding the Termination Agreement, see the Current Reports on Form 8-K as filed with the SEC by the Company on April 8, 2026.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 16,600,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. On June 18, 2024, the Company issued 5,750,000 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.004 per share. The issued shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised. Upon the Initial Public Offering, the underwriters partially exercised their over-allotment option. On January 5, 2025, the underwriters’ remaining over-allotment option expired resulting in the Sponsor forfeiting 216,667 Founder Shares.

As of March 31, 2026 and December 31, 2025, there were 5,533,333 and 5,533,333 Class B ordinary shares issued and outstanding, respectively.

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$174,762,568	$173,392,824
Liabilities:
Warrant liability	1	$7,138,000	$17,015,000

At March 31, 2026 and December 31, 2025, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The Public Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying condensed consolidated balance sheets. The warrant liability was measured at fair value on a recurring basis, with changes in fair value presented within the condensed statements of operations. The fair value of the Public Warrants was based on unadjusted quoted prices at the close of market as of March 31, 2026 and December 31, 2025.

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

	March 31, 2026	December 31, 2025
Investments held in Trust Account	$174,762,568	$173,392,824
Cash	$154,849	$223,698

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$314,216	$584,643
Dividends earned on investments held in Trust Account	$1,523,870	$1,749,366

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026
(Unaudited)

The key metrics included in segment profit or loss reviewed by the CODM are dividends earned on investments held in Trust Account and general and administrative expenses. The CODM reviews dividends earned on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and Administrative expenses are the significant segment expenses provided to CODM on a regular basis.

The condensed statements of operations includes other transactions reviewed by the CODM including the change in fair value of warrant liabilities, change in fair value – over-allotment liability, and interest earned on cash. The change in fair value of warrant liabilities and change in fair value – over-allotment liability are both non-cash transactions. The interest earned on cash is monitored to ensure that the Company’s cash is earning an income for the Company.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements other than discussed in the Notes and below.

On April 8, 2026 the Company and the Seller entered into a Termination Agreement pursuant to which the parties agreed to terminate the Business Combination Agreement. By virtue of the termination of the Business Combination Agreement, the ETHM Subscription Agreements and the Contribution Agreement (each as defined in the Business Combination Agreement) terminated in accordance with their terms.

Pursuant to the Termination Agreement, the Company was entitled to receive $50,000,000 within 15 days of April 8, 2026, which was received on April 10, 2026. The Termination Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Business Combination Agreement. The Termination Agreement also contains a covenant not to sue, a mutual non-disparagement agreement, and other customary terms. For additional information regarding the Termination Agreement, see the Current Reports on Form 8-K as filed with the SEC by the Company on April 8, 2026.

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

Termination of Proposed Business Combination

On April 8, 2026, the Company and the Seller entered into a Termination Agreement pursuant to which the parties agreed to terminate the Business Combination Agreement.

By virtue of the termination of the Business Combination Agreement, the ETHM Subscription Agreements and the Contribution Agreement (each as defined in the Business Combination Agreement) terminated in accordance with their terms.

Pursuant to the Termination Agreement, the Company is entitled to receive $50,000,000 within 15 days of April 8, 2026, which was received on April 10, 2026.

The Termination Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Business Combination Agreement. The Termination Agreement also contains a covenant not to sue, a mutual non-disparagement agreement, and other customary terms.

Dynamix currently intends to continue to seek a business combination with another operating company. Dynamix’s amended and restated memorandum and articles of association provide that it has until November 22, 2026 to complete its initial business combination. As disclosed in the final prospectus relating to Dynamix’s initial public offering, filed on November 21, 2024 and subsequent filings with the Securities and Exchange Commission, if Dynamix has not completed its initial business combination within such time period, it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses) and not previously released to it pursuant to permitted withdrawals, divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Dynamix’s sponsor, officers and directors have entered into a letter agreement with Dynamix, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if Dynamix fails to complete its initial business combination within the completion window, although they will be entitled to liquidating distributions from assets outside the trust account, which would include any portion of the payments received pursuant to the Termination Agreement that have not been used to pay Dynamix’s expenses.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 13, 2024 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the initial public offering, identifying a target company for a business combination and pursuing the consummation of the transaction contemplated by the Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends earned on investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $11,087,940, which consisted of change in fair value of warrant liabilities of $9,877,000, dividends earned on investments held in trust account of $1,523,870 and interest earned in cash account of $1,286 partially offset by general and administrative expenses of $314,216.

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

On February 4, 2025, we entered into an advisory services agreement (the “advisory services agreement”) with Volta Tread LLC, an affiliate of our sponsor owned and controlled by our chief executive officer and chief financial officer (the “service provider”). Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial business combination. In consideration for these services, we will (i) pay to the service provider an annual fee, payable on a monthly basis, until the consummation of a business combination, and (ii) reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. The annual fee, together with any reimbursement, shall not exceed an annual limit of 10% of interest earned on funds held in the trust account (the “Cap”). For the three months ended March 31, 2026 and 2025, the Company has paid the service provider $54,298 and $189,915, respectively, pursuant to the advisory services agreement.

For the three months ended March 31, 2026, net cash used in operating activities was $222,975. Net income of $11,087,940 was affected by a change in fair value of warrant liabilities of $9,877,000 and dividends earned on investments held in trust account of $1,523,870. Changes in operating assets and liabilities provided $89,955 of cash from operating activities.

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

At March 31, 2026, we had mutual funds which are invested primarily in money market funds held in the trust account of $174,762,568. We intend to use substantially all of the funds held in the trust account (including any amounts representing dividends earned on investments held in trust account, which dividends shall be net of taxes payable, if any, and excluding deferred underwriting fees) and not previously released to us pursuant to permitted withdrawals, to complete our initial business combination. We may withdraw earnings from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2026, we had cash of $154,849 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” we have incurred and expects to continue to incur significant costs in pursuit of financing and acquisition plans. Additionally, we have 24 months from the closing of the Initial Public Offering (November 22, 2026 or until such earlier liquidation date as our board of directors may approve) to complete a Business Combination (the “Combination Period”). The working capital deficit and the expectation of significant future costs raises substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. Additionally, management has determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about our ability to continue as a going concern. Management plans to address this uncertainty through debt or equity financing and the completion of a Business Combination. There are no assurances that our plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off- balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters from our initial public offering were entitled to a cash underwriting fee of $0.20 per Unit, or $3,320,000 in the aggregate. The deferred underwriting fee will become payable to the underwriters, upon the completion of the Company’s initial business combination, from the amounts held in the trust account solely on amounts remaining in the trust account following all properly submitted shareholder redemptions in connection with the consummation of the initial business combination. In the event that the Company is unable to consummate a Business Combination and liquidation of the Trust Account is commenced as provided in the trust agreement, the underwriters will forfeit such deferred underwriting fees.

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

Critical Accounting Estimates

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates that have a significant impact to our financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to and none of our property is subject to any material pending legal proceedings.

Item 1A. Risk Factors.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2026, other than there exists substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued (see Note 1).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated July 21, 2025
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
4.1	Warrant Agreement, dated November 20, 2024, between the registrant and Odyssey Transfer and Trust Company (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.1	Letter Agreement, dated November 20, 2024, among the registrant, DynamixCore Holdings, LLC and each of the officers and directors of the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.2	Investment Management Trust Account Agreement, dated as of November 20, 2024, between Odyssey Transfer and Trust Company and the registrant (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.3	Registration Rights Agreement, dated as of November 20, 2024, between the registrant and certain security holders (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.4	Private Placement Warrants Purchase Agreement, dated as of November 20, 2024, between the registrant and DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.5	Private Placement Warrants Purchase Agreement, dated as of November 20, 2024, between the registrant and Cohen & Company Capital Markets and Seaport Global Securities (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on November 22, 2024)
10.6	Form of Indemnity Agreement (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2024)
10.7	Promissory Note issued to DynamixCore Holdings, LLC (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.8	Securities Subscription Agreement between DynamixCore Holdings, LLC and the Registrant (incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on July 8, 2024)
10.9	Advisory Services Agreement, dated as of February 4, 2025, by and between Registrant and Volta Tread LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on February 7, 2025).

10.10	Sponsor Support Agreement dated as of July 21, 2025 by and between registrant, DynamixCore Holdings, LLC, and The Ether Machine, Inc. (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.11	Form of Lock-Up Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.12	Form of Equity PIPE Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.13	Form of Equity PIPE Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.14	Form of Company Unit Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.15	Form of Company Unit Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.16	Form of Company Exchange Unit Subscription Agreement (Institutional) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.17	Form of Company Exchange Unit Subscription Agreement (Individual) (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.18	Form of Amended and Restated Registration Rights Agreement (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.19	Contribution Agreement, dated as of July 21, 2025 by and among Spyglass Ventures PR, LLC, and The Ether Reserve LLC (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 25, 2025)
10.20	LLC Subscription Agreement, dated August 29, 2025, by and among SPAC, Pubco, the Company and the Company Unit Investor (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2025)
10.21	Stockholders Agreement, dated August 29, 2025, by and among the Seller, Pubco, the Company and the Company Unit Investor (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on September 2, 2025)
10.22	Termination Agreement, dated as of April 8, 2026 (incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on April 10, 2026)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of May 2026.

DYNAMIX CORPORATION

By:	/s/ Andrea Bernatova
Name:	Andrea Bernatova
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nader Daylami
Name:	Nader Daylami
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)