Form 10-Q
period 2026-06-30
Dynamix Corp
filed 2026-08-13
CIK 2028699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 13, 2026, there were 16,600,000 Class A ordinary shares, par value $0.0001 per share, and 5,533,333 Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

DYNAMIX CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

DYNAMIX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$46,136,411	$223,698
Due from Sponsor	311	155
Prepaid expenses	71,956	72,397
Total current assets	46,208,678	296,250

Long-term prepaid insurance	—	730
Investments held in Trust Account	176,148,668	173,392,824
Total Assets	$222,357,346	$173,689,804
Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued expenses	$126,051	$3,652,951
Due to related party	30,000	40,000
Total current liabilities	156,051	3,692,951
Warrant liability	1,328,000	17,015,000
Deferred underwriting fee	6,640,000	6,640,000
Total Liabilities	8,124,051	27,347,951
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 16,600,000 shares at redemption value of $10.61 and $10.45 per share as of June 30, 2026 and December 31, 2025, respectively	176,148,668	173,392,824
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued or outstanding (excluding 16,600,000 Class A ordinary shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,533,333 shares issued and outstanding as of June 30, 2026 and December 31, 2025	553	553
Additional paid-in capital	—	—
Retained earnings (Accumulated deficit)	38,084,074	(27,051,524)
Total Shareholders’ Equity (Deficit)	38,084,627	(27,050,971)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Equity (Deficit)	$222,357,346	$173,689,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$902,785	$1,150,121	$1,217,001	$1,734,764
Loss from operations	(902,785)	(1,150,121)	(1,217,001)	(1,734,764)

OTHER INCOME
Change in fair value of warrant liabilities	5,810,000	(867,350)	15,687,000	(1,076,510)
Termination Agreement fee	50,000,000	―	50,000,000	―
Interest earned on cash and cash equivalents account	359,615	10,732	360,901	23,448
Dividends earned on investments held in Trust Account	1,536,672	1,758,009	3,060,542	3,507,375
Change in fair value – over-allotment liability	―	―	―	64,371
Total other income, net	57,706,287	901,391	69,108,443	2,518,684
Net income (loss)	$56,803,502	$(248,730)	$67,891,442	$783,920

Weighted average redeemable Class A ordinary shares outstanding – basic and diluted	16,600,000	16,600,000	16,600,000	16,600,000
Basic and diluted net income (loss) per share, Class A ordinary shares	$2.57	$(0.01)	$3.07	$0.04
Weighted average non-redeemable Class B ordinary shares outstanding – basic and diluted	5,533,333	5,533,333	5,533,333	5,539,318
Basic and diluted net income (loss) per share, Class B ordinary shares	$2.57	$(0.01)	$3.07	$0.04

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2025	—	$—	5,533,333	$553	$—	$(27,051,524)	$(27,050,971)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,369,744)	(1,369,744)
Net income	—	—	—	—	—	11,087,940	11,087,940
Balance – March 31, 2026	—	$—	5,533,333	$553	$—	$(17,333,328)	$(17,332,775)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,386,100)	(1,386,100)
Net income	—	—	—	—	—	56,803,502	56,803,502
Balance – June 30, 2026	—	$—	5,533,333	$553	$—	$38,084,074	$38,084,627

THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — December 31, 2024	—	$—	5,750,000	$575	$—	$(7,600,351)	$(7,599,776)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,559,451)	(1,559,451)
Forfeiture of Founder Shares	—	—	(216,667)	(22)	—	22	—
Net income	—	—	—	—	—	1,032,650	1,032,650
Balance – March 31, 2025	—	$—	5,533,333	$553	$—	$(8,127,130)	$(8,126,577)
Accretion of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,580,447)	(1,580,447)
Net loss	—	—	—	—	—	(248,730)	(248,730)
Balance – June 30, 2025	—	$—	5,533,333	$553	$—	$(9,956,307)	$(9,955,754)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026		2025
Cash Flows from Operating Activities:
Net income		$67,891,442	$783,920
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability		(15,687,000)	1,076,510
Change in fair value of over-allotment liability		―	(64,371)
Dividends earned on investments held in Trust Account		(3,060,542)	(3,507,375)
Changes in operating assets and liabilities:
Prepaid expenses		1,171	(145,621)
Due from Sponsor		(156)	(155)
Accounts payable and accrued liabilities		(3,536,900)	986,692
Net cash provided by (used in) operating activities		45,608,015	(870,400)

Cash Flows from Financing Activities:
Cash withdrawn from Trust Account for working capital		304,698	367,477
Net cash provided by financing activities		304,698	367,477

Net Change in Cash		45,912,713	(502,923)
Cash – Beginning of period		223,698	1,543,566
Cash and cash equivalents – End of period		$46,136,411	$1,040,643
Non-Cash investing and financing activities:
Forfeiture of Founder Shares	$	―	$22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DYNAMIX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 13, 2024 (inception) through June 30, 2026 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and completing the proposed Business Combination (see Note 6). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2026
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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Risks and Uncertainties

The continuing military conflict between the Russian Federation and Ukraine, the military actions between Hamas and Israel and the escalation of conflict in the Middle East, including the recent conflict between Iran and Israel and the United States’ military actions against Iran, and other potential conflicts in Southwest Asia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel, Iran and its neighboring states and other countries have created and are expected to create global economic consequences. The specific impact on the Company’s financial condition, results of operations, cash flows and completion of a Business Combination is not determinable as of the date of these unaudited condensed consolidated financial statements.

Going Concern Considerations

As of June 30, 2026, the Company had $46,136,411 in its operating bank account and working capital of $46,052,627.

Prior to the completion of the Initial Public Offering the Company’s liquidity needs had been satisfied through a loan under an unsecured promissory note with the Sponsor and the issuance of 5,750,000 Class B ordinary shares (“Founder Shares”) at approximately $0.004 per share for gross proceeds of $25,000. On November 22, 2024, the Company repaid the total outstanding balance of the note amounting to $105,274. Subsequent to the consummation of the Initial Public Offering the Company’s liquidity needs have been satisfied through the issuance of the Private Placement Warrants which generated gross proceeds of $5,985,000. As discussed in Note 6, the Company received $50,000,000 in association with the Termination Agreement. As such, the received funds helped satisfy the Company’s liquidity.

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through search for and completion of a Business Combination. There are no assurances that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 6, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, is not required to adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,852,823 and $223,698 in cash as of June 30, 2026 and December 31, 2025, respectively, and $46,136,411 and $0 cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Investments Held in Trust Account

At June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in mutual funds which are invested primarily in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in dividends earned on investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets. As of June 30, 2026 and December 31, 2025, the Company reported $176,148,668 and $173,392,824 in investments held in the Trust Account, respectively.

The Company may withdraw up to 10% of the earnings in the Trust Account for working capital purposes. For the six months ended June 30, 2026 and 2025, the Company withdrew $304,698 and $367,477, respectively, from the Trust Account for working capital purposes.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets. At June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

	Shares	Amount
Class A Ordinary Shares subject to possible redemption, December 31, 2024	16,600,000	$167,164,825
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		6,227,999
Class A Ordinary Shares subject to possible redemption, December 31, 2025	16,600,000	173,392,824
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		1,369,744
Class A Ordinary Shares subject to possible redemption, March 31, 2026	16,600,000	$174,762,568
Plus:
Accretion of redeemable Class A ordinary shares to redemption amount		1,386,100
Class A Ordinary Shares subject to possible redemption, June 30, 2026	16,600,000	$176,148,668

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as redeemable Class A ordinary shares and non-redeemable Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. This presentation assumes a Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary shares:

	For the Three Months Ended June 30,
	2026		2025
	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$42,602,627	$14,200,875	$(186,548)	$(62,182)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,600,000	5,533,333	16,600,000	5,533,333
Basic and diluted net income (loss) per ordinary share	$2.57	$2.57	$(0.01)	$(0.01)

	For the Six Months Ended June 30,
	2026		2025
	Redeemable Class A	Non- redeemable Class B	Redeemable Class A	Non- redeemable Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$50,918,582	$16,972,860	$587,781	$196,139

Denominator:
Basic and diluted weighted average ordinary shares outstanding	16,600,000	5,533,333	16,600,000	5,539,318
Basic and diluted net income per ordinary share	$3.07	$3.07	$0.04	$0.04

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

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

Warrants — As of June 30, 2026 and December 31, 2025, there were 14,285,000 warrants outstanding, including 8,300,000 Public Warrants and 5,985,000 Private Placement Warrants.

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
JUNE 30, 2026
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
JUNE 30, 2026
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

The Founder Shares deemed transferred to the vice president were granted subject to a service condition (i.e., being part of the Company within one year from the grant date, October 14, 2024). Stock-based compensation will be recognized ratably from the grant date in four equal quarterly installments through the first anniversary in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founder Shares. The fair value of the 75,000 shares deemed granted to the Company’s three director nominees was $96,750 or $1.29 per share. The Founder Shares deemed transferred to the Company’s three director nominees were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2026 and December 31, 2025, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the deemed purchase of the Founder Shares.

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

Administrative Services Agreement

The Company entered into an agreement with an affiliate of the Sponsor, commencing on November 21, 2024 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay an aggregate of $30,000 per month for office space, utilities, and secretarial and administrative support services. For the three and six months ended June 30, 2026, the Company incurred $90,000 and $180,000 of administrative services fees reported in general and administrative expenses on the condensed consolidated statements of operations. At June 30, 2026 and December 31, 2025, the Company owed $30,000 and $40,000, respectively, and reported these amounts in due to related party in the accompanying condensed consolidated balance sheets.

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

For the three and six months ended June 30, 2026, the Company has paid the service provider $54,298 and $304,698, respectively, pursuant to the advisory services agreement. For the three and six months ended June 30, 2025, the Company has paid the service provider $177,718 and $367,633, respectively, pursuant to the advisory services agreement.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement warrants of the post Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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
JUNE 30, 2026
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

Advisory Services Agreement

On February 4, 2025, the Company entered into an advisory services agreement (the “advisory services agreement”) with Volta (the “service provider”), an affiliate of the Sponsor owned and controlled by our chief executive officer and chief financial officer. Pursuant to the advisory services agreement, the service provider will provide management, consulting and other advisory services to the Company in connection with its initial Business Combination. In consideration for these services, the Company will pay the service provider an annual fee, payable on a monthly basis, until the consummation of a Business Combination. The Company will also reimburse the service provider and its affiliates for certain costs and expenses incurred in favor of third parties. Such annual fee, together with any reimbursement, shall not exceed 10% of the interest earned on funds held in the Trust Account. For the three and six months ended June 30, 2026, the Company has paid the service provider $54,298 and $304,698, respectively, pursuant to the advisory services agreement. For the three and six months ended June 30, 2025, the Company has paid the service provider $177,718 and $367,633, respectively, pursuant to the advisory services agreement.

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

Pursuant to the Termination Agreement, the Company was entitled to receive $50,000,000 within 15 days of April 8, 2026, which was received on April 10, 2026. The Termination Agreement contains mutual releases by all parties, for all claims known and unknown, relating and arising out of, or relating to, among other things, the Business Combination Agreement. The Termination Agreement also contains a covenant not to sue, a mutual non-disparagement agreement, and other customary terms. For additional information regarding the Termination Agreement, see the Current Reports on Form 8-K as filed with the SEC by the Company on April 10, 2026.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 16,600,000 shares subject to possible redemption.

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

As of June 30, 2026 and December 31, 2025, there were 5,533,333 and 5,533,333 Class B ordinary shares issued and outstanding, respectively.

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
JUNE 30, 2026
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Investments held in Trust Account	1	$176,148,668	$173,392,824
Liabilities:
Warrant liability	1	$1,328,000	$17,015,000

At June 30, 2026 and December 31, 2025, investments held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
(Unaudited)

The Public Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liability in the accompanying condensed consolidated balance sheets. The warrant liability was measured at fair value on a recurring basis, with changes in fair value presented within the condensed statements of operations. The fair value of the Public Warrants was based on unadjusted quoted prices at the close of market as of June 30, 2026 and December 31, 2025.

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

	June 30, 2026	December 31, 2025
Investments held in Trust Account	$176,148,668	$173,392,824
Cash and cash equivalents	$46,136,411	$223,698

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$902,785	$1,150,121	$1,217,001	$1,734,764
Dividends earned on investments held in Trust Account	$1,536,672	$1,758,009	$3,060,542	$3,507,375

DYNAMIX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026
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

The condensed statements of operations includes other transactions reviewed by the CODM including the change in fair value of warrant liabilities, change in fair value – over-allotment liability, and interest earned on cash and cash equivalents. The change in fair value of warrant liabilities and change in fair value – over-allotment liability are both non-cash transactions. The interest earned on cash and cash equivalents is monitored to ensure that the Company’s cash is earning an income for the Company.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from June 13, 2024 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the initial public offering, identifying a target company for a business combination and pursuing the consummation of the transaction contemplated by the Business Combination Agreement. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of dividends earned on investments held in trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $56,803,502, which consisted of termination agreement fee of $50,000,000, change in fair value of warrant liabilities of $5,810,000, dividends earned on investments held in trust account of $1,536,672 and interest earned in cash account of $359,615 partially offset by general and administrative expenses of $902,785.

For the three months ended June 30, 2025, we had a net loss of $248,730, which consisted of dividends earned on investments held in trust account of $1,758,009, interest earned in cash account of $10,732, partially offset by general and administrative expenses of $1,150,121 and change in fair value of warrant liabilities of $867,350.

For the six months ended June 30, 2026, we had a net income of $67,891,442, which consisted of termination agreement fee of $50,000,000, change in fair value of warrant liabilities of $15,687,000, dividends earned on investments held in trust account of $3,060,542 and interest earned in cash account of $360,901 partially offset by general and administrative expenses of $1,217,001.

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

As a source of liquidity, we may withdraw interest earned in the trust account to fund working capital requirements, subject to an annual limit of 10% of interest earned on funds held in the Trust Account. And as discussed above, the Company received $50,000,000 in association with the Termination Agreement. As such, the received funds helped satisfy the Company’s liquidity.

For the six months ended June 30, 2026, net cash provided by operating activities was $45,608,015. Net income of $67,891,442 was affected by a change in fair value of warrant liabilities of $15,687,000 and dividends earned on investments held in trust account of $3,060,542. Changes in operating assets and liabilities used $3,535,885 of cash from operating activities.

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

At June 30, 2026, we had mutual funds which are invested primarily in money market funds held in the trust account of $176,148,668. We intend to use substantially all of the funds held in the trust account (including any amounts representing dividends earned on investments held in trust account, which dividends shall be net of taxes payable, if any, and excluding deferred underwriting fees) and not previously released to us pursuant to permitted withdrawals, to complete our initial business combination. We may withdraw earnings from the trust account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2026, we had cash and cash equivalents of $46,136,411 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

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

Going Concern

In connection with our assessment of going concern considerations in accordance with ASC 205-40 “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination by the end of the Combination Period, raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through search for and completion of a Business Combination. There are no assurances that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off- balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of the unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates that have a significant impact to our unaudited condensed consolidated financial statements.

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

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “certifying officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August 2026.

DYNAMIX CORPORATION

By:	/s/ Andrea Bernatova
Name:	Andrea Bernatova
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Nader Daylami
Name:	Nader Daylami
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)